Form 10-Q
period 2007-03-31
Ridgewood Energy U Fund LLC
filed 2007-06-22
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________________

Commission File Number 000-52583

RIDGEWOOD ENERGY U FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5464059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, Delaware 19801
(Address of principal executive offices) (Zip code)

(302) 888-7444
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 22, 2007 there were 486.4825 shares of membership interest of the registrant outstanding.

PART I. - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
BALANCE SHEET
(in thousands, except share data)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$50,603	$58,433
Other current assets	205	154

Total current assets	50,808	58,587

Total assets	$50,808	$58,587

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operator	$402	$7,749
Accrued expenses payable	140	732
Due to affiliates (Note 5)	99	837

Total current liabilities	641	9,318

Commitments and contingencies (Note 7)
Members’ capital:
Manager:
Deficit accumulated during the exploratory stage	(244)	(162)

Manager’s total	(244)	(162)

Shareholders:
Capital contributions (1,000 shares authorized; 486.4825 and 483.4529 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	72,381	71,923
Syndication costs	(8,541)	(8,480)
Subscription receivable	(46)	(2,827)
Deficit accumulated during the exploratory stage	(13,383)	(11,185)

Shareholders’ total	50,411	49,431

Total members’ capital	50,167	49,269

Total liabilities and members’ capital	$50,808	$58,587

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
STATEMENT OF OPERATIONS
(in thousands, except share data)

	For the three months ended March 31, 2007	For the period August 28, 2006 (Inception) through March 31, 2007

Revenue
Oil and gas revenue	$—	$—

Expenses
Dry-hole costs	2,445	10,194
Investment fees to affiliate (Note 5)	20	3,272
Management fees to affiliate (Note 5)	388	641
General and administrative expenses	35	363

Total expenses	2,888	14,470

Loss from operations	(2,888)	(14,470)
Other income
Interest income	608	843

Net loss	$(2,280)	$(13,627)

Manager Interest
Net loss	$(82)	$(244)
Shareholder Interest
Net loss	$(2,198)	$(13,383)
Net loss per share	$(4,518)	$(27,509)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
STATEMENT OF CASH FLOWS
(in thousands)

	For the three months ended March 31, 2007	For the period August 28, 2006 (Inception) through March 31, 2007

Cash flows from operating activities
Net loss	$(2,280)	$(13,627)
Adjustments to reconcile net loss to net cash used in operating activities
Dry-hole costs	2,445	10,194
Interest earned on marketable securities	—	—
Changes in assets and liabilities
Increase in other current assets	(51)	(205)
Increase in accrued expenses payable	34	115
(Decrease) increase in due to affiliates	(369)	76

Net cash used in operating activities	(221)	(3,447)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(9,792)	(9,792)

Net cash used in investing activities	(9,792)	(9,792)

Cash flows from financing activities
Contributions from shareholders	3,239	72,335
Syndication costs paid	(1,056)	(8,493)

Net cash provided by financing activities	2,183	63,842

Net (decrease) increase in cash and cash equivalents	(7,830)	50,603
Cash and cash equivalents, beginning of period	58,433	—

Cash and cash equivalents, end of period	$50,603	$50,603

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Purpose

The Ridgewood Energy U Fund, LLC (the “Fund”) (an exploratory stage enterprise), a Delaware limited liability company, was formed on August 28, 2006 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of October 1, 2006 by and among Ridgewood Energy Corporation (the “Manager”), and the shareholders of the Fund.  Although the date of formation is August 28, 2006, the Fund did not begin business activities until October 1, 2006 when it began its private offering of shares.  The offering was terminated on January 19, 2007.

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States shallow and deep offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities.  To date, the Fund has not earned revenue from these operations and is considered in the exploratory stage.

The Manager performs (or arranges for the performance of) the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 5 and 7).

2.  Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2006 financial statements and the notes thereto included in the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”).

Exploratory Stage Enterprise
Management uses various criteria to evaluate whether the Fund is an exploratory stage enterprise, including but not limited to, the success of drilling, the timing, significance, quality and flow of production and the results of reserve reports obtained from experts.  On a case by case basis, once a project begins production, management performs diligent analysis at regular intervals utilizing the various criteria noted above to determine the appropriate classification of the Fund as an exploratory state entity.  Based on such an analysis, management has determined the Fund continues to be an exploratory stage enterprise.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairments, and environmental liabilities.  Actual results may differ from those estimates.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is required to advance its share of estimated cash outlay for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

Oil and Natural Gas Properties
Investments in oil and natural gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and natural gas producing activities is followed. Acquisition costs are capitalized when incurred.  Other oil and natural gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred.  The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves.  If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense.   Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and natural gas, are capitalized.  Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized.  On the sale or retirement of an unproved property, gain or loss on the sale is recognized.  Currently, it is not the Manager’s intention to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and natural gas properties are depleted by the unit-of-production method.

As of March 31, 2007 and December 31, 2006 approximately $0.4 million and $7.7 million was recorded in due to operators, respectively, related to the acquisition of oil and gas property.  The December 31, 2006 due to operators balance was paid in the first quarter of 2007.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded.  The Fund has not earned revenue from inception to date.

Upon production, the volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas the Fund is entitled to.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. At March 31, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders’ capital.

Asset Retirement Obligations
For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs.   The following table presents changes to the asset retirement obligations.

March 31, 2007

(in thousands)
Balance - Beginning of period	$—
Liabilities incurred	477
Liabilities settled	(477)

Balance - End of period	$—

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset.  The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three months ended March 31, 2007 and for the period August 28, 2006 (Inception) through March 31, 2007, the Fund has not recorded any asset impairments.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method.  Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.  At March 31, 2007 and December 31, 2006, the Fund did not have accumulated depletion as production has not yet occurred.

Income Taxes
No provision is made for income taxes in the financial statements.  Because the Fund is a limited liability corporation (“LLC”), the income or losses are passed through and included in the tax returns of the individual shareholders.

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents.  At times, bank deposits may be in excess of federal insured limits.  At March 31, 2007 and December 31, 2006, bank balances exceeded federally insured limits by approximately $50.4 million and $58.2 million, respectively.  The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

Salvage Fund
Pursuant to the Fund’s LLC Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations.

Interest earned on the account will become part of the salvage fund; there are no legal restrictions on the withdrawal from the salvage fund.

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  Interest income is accrued as earned.  At March 31, 2007 and December  31, 2006 the Fund had no short term investments in marketable securities.

Income and Expense Allocation
Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income, which are allocated 99% to shareholders and 1% to the Manager.

Non-Cash Financing Transactions
Syndication costs of $50 thousand and $1.0 million have been accrued at March 31, 2007 and December 31, 2006, respectively.  Share purchases of $46 thousand and $2.8 million are recorded as subscription receivables at March 31, 2007 and December 31, 2006, respectively.

3.  Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.

Dry-hole costs were approximately $2.4 million, and $10.2 million for the three months ended March 31, 2007 and for the period August 28, 2006 (Inception) through March 31, 2007, respectively.   In 2006, the Fund acquired a 15% working interest in the exploratory project South Timbalier 135/136 from Chevron U.S.A., Inc. (“Chevron”).  On January 24, 2007, the Fund was informed by Chevron that the exploratory well being drilled did not have commercially productive quantities of either oil or natural gas and had therefore been deemed an unsuccessful well or dry-hole.  Dry-hole costs related to South Timbalier 135/136, including plug and abandonment expense, incurred by the Fund for the period ended August 28, 2006 (Inception) through December 31, 2006 were $7.7 million.  During the three months ended March 31, 2007, the Fund incurred an additional $2.4 million of dry-hole expense related to this property.   In addition, the Fund incurred dry-hole cost of $1.0 million related to Eugene Island 255/256 in the second quarter of 2007.  See additional discussion of Eugene Island 255/256 in Note 8. Subsequent Events.

4.  Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the LLC Agreement, is to be distributed.  Such distribution will be allocated 85% to the shareholders and 15% to the Manager, as defined in the LLC Agreement.

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions.  After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

There have been no distributions made by the Fund from inception through March 31, 2007.

5.  Related Parties

Ridgewood Energy Corporation, the Manager was paid a one time investment fee of 4.5% of initial capital contributions.  Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions and are expensed as incurred.   For the three months ended March 31, 2007 and the period August 28, 2006 (Inception) through March 31, 2007, investment fees were $20 thousand and $3.3 million, respectively.  Of these amounts, $24 thousand and $0.4 million were included in due to affiliates at March 31, 2007 and December 31, 2006, respectively.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of dry-hole expenses incurred by the Fund.  Management fees for the three months ended March 31, 2007 and for the period August 28, 2006 (Inception) through March 31, 2007 were approximately $0.4 million and $0.6 million, respectively. At March 31, 2007 and December 31, 2006 management fees of $51 thousand and $52 thousand, respectively were included in due to affiliates.

The Manager was paid an offering fee which approximated 3.5% of capital contributions directly related to the offer and sale of shares of the Fund.  Such offering fee was included in syndication costs (Note 2) of $8.5 million at March 31, 2007.  Offering fees were $16 thousand and $2.5 million for the three months ended March 31, 2007 and the period August 28, 2006 (Inception) through March 31, 2007, of which $19 thousand and $0.3 million were included in due to affiliates at March 31, 2007 and December 31, 2006.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.   There were no such payables or receivables at March 31, 2007 and December 31, 2006.

For the period August 28, 2006 (Inception) through March 31, 2007, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees totaling $0.8 million for shares sold of the Fund which is reflected in syndication costs (Note 2).  At March 31, 2007 and December 31, 2006, $5 thousand and $87 thousand, respectively, were included in due to affiliates.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.  Fair Value of Financial Instruments

As of March 31, 2007 and December 31, 2006, the carrying value of cash and cash equivalents and salvage fund approximate fair value.

7.  Commitment and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage
The Fund is subject to all risks inherent in the exploration for and development of oil and natural gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position.

8.  Subsequent Events

On May 25, 2007, the Fund was informed by its operator, Helis Oil & Gas Company L.L.C. (“Helis”), that the exploratory well being drilled by Helis in the Eugene Island 255/256 lease block did not have commercially productive quantities of oil or natural gas and has therefore been deemed an unsuccessful well or dry-hole. The Fund owns a 15% working interest in Eugene Island 255/256.

As a result of this dry-hole, the Fund concluded a material charge for impairment of its working interest in the lease block is required and the well will be abandoned. The abandonment and impairment will result in a charge of approximately $1.0 million in the second quarter of 2007.  The impairment is not expected to result in or require any further significant cash expenditures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the “safe harbor” provisions thereof. These forward-looking statements are usually accompanied by the words “anticipates,” “believes,” “plan,” “seek,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “future” and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the  fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today’s date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s critical accounting principles.  No changes have been made to our critical accounting policies and estimates since the filing of the Registration Statement on Form 10.

Overview of Our Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to our shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.  The Fund began its operations by offering our shares in a private offering on October 1, 2006. As a result of such offering, it raised capital of approximately $72.4 million through the sale of 486.4825 shares of LLC membership interests. After the payment of approximately $11.8 million in offering fees, commissions and investment fees to the Fund’s Manager, affiliates and broker-dealers, the Fund retained approximately $60.6 million available for investment.  Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions.  Since inception in August 2006, the Fund has acquired an interest in three offshore projects in the Gulf of Mexico, two of which have been determined to be dry-holes during 2007.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan, to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. The Manager is paid a one-time investment fee (4.5% of capital contributions) for the evaluation of projects on the Fund’s behalf and an annual management fee (2.5% of capital contributions, net of cumulative dry-hole costs), payable monthly, for on-going administrative and advisory duties as well as reimbursement of expenses.

The Manager also participates in distributions.

Business Update

The Fund owns working interests in three offshore blocks and has participated in the drilling of three wells, two of which were determined to be dry-holes.

Lease Block	Working Interest	Operator	Off-shore Location in Gulf of Mexico	Drilling Risk (b)	Total Spent through March 31, 2007	Status

Dry holes (a)
South Timbalier 135/136	15.0%	Chevron U.S.A., Inc.	Louisiana	N/A	$10,194	Dry - January 2007

Eugene Island 255/256	15.0%	Helis	Louisiana	N/A	$—	Dry - May 2007

Future projects
Walker Ridge 155	3.5%	Anadarko, Inc.	Louisiana	$7,700	$—	3rd quarter 2007 drilling date

(a)	Dry-hole costs represent wells that have been drilled but do not have commercially productive oil and/or natural gas reservoirs and have been plugged and abandoned.

(b)

Drilling risk represents the estimated projected dry-hole costs, leasehold costs or sunk costs including promote for project participation per AFE’s adjusted for current operating conditions (ie projected cost overruns, increased drilling rates, etc.)

On May 25, 2007, the Fund was informed by its operator, Helis Oil & Gas Company L.L.C. (“Helis”), that the exploratory well being drilled by Helis in the Eugene Island 255/256 lease block did not have commercially productive quantities of oil or natural gas and has therefore been deemed an unsuccessful well or dry-hole. The Fund owns a 15% working interest in Eugene Island 255/256.

As a result of this dry-hole, the Fund concluded a material charge for impairment of its working interest in the lease block is required and the well will be abandoned. The abandonment and impairment will result in a charge of approximately $1.0 million in the second quarter of 2007.  The impairment is not expected to result in or require any further significant cash expenditures.

Results of Operations

The following review of operations for the three months ended March 31, 2007 and for the period August 28, 2006 (Inception) through March 31, 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations (in thousands):

	For the three months ended March 31, 2007	For the period August 28, 2006 (Inception) through March 31, 2007

	(in thousands)
Revenue
Oil and gas revenues	$—	$—

Expenses
Dry-hole costs	2,445	10,194
Investment fees to affiliate	20	3,272
Management fees to affiliate	388	641
General and administrative expenses	35	363

Total expenses	2,888	14,470

Loss from operations	(2,888)	(14,470)
Other income
Interest income	608	843

Net loss	$(2,280)	$(13,627)

Operating and Other Expenses

Dry-hole costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the three months ended March 31, 2007 and the period August 28, 2006 (Inception) through March 31, 2007.

	For the three months ended March 31, 2007	For the period August 28, 2006 (Inception) through March 31, 2007

	(in thousands)
Dry-hole costs:
South Timbalier 135/136	$2,445	$10,194

Investment Fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made.  During the three months ended March 31, 2007, the Fund incurred $20 thousand of investment fees.  For the period August 28, 2006 (Inception) through March 31, 2007, investment fees were $3.3 million.

Management Fees. The Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions.  Management fees are charged to cover expenses associated with overhead incurred by the Manager for its on-going management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Commencing in January 1, 2007, the management fee, payable monthly, is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole expenses incurred by the Fund.  Management fees for the three months ended March 31, 2007 and for the period August 28, 2006 (Inception) through March 31, 2007 were approximately $0.4 million and $0.6 million, respectively.

General and Administrative Expenses. Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.   Insurance expense represents premiums related to well control insurance and production insurance.

The following table summarizes general and administrative expenses for the three months ended March 31, 2007 and for the period August 28, 2006 (Inception) through March 31, 2007.

	For the three months ended March 31, 2007	For the period August 28, 2006 (Inception) through March 31, 2007

	(in thousands)
General and administrative expenses:
Accounting and legal fees	$35	$115
Insurance	—	242
Other	—	6

	$35	$363

Other Income. Other income is comprised of interest income and represents interest earned on money market accounts and short-term US Treasury Notes.  Interest income for the three months ended March 31, 2007 and for the period August 28, 2006 (Inception) through March 31, 2007, totaled approximately $0.6 million and $0.8 million, respectively.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows used in operating activities for the three months ended March 31, 2007 were $0.2 million, primarily related to management fees and general and administrative expenses totaling $0.4 million and unfavorable working capital of $0.3 million, partially offset by interest income received of $0.5 million.

Cash flows used in operating activities for the period August 28, 2006 (Inception) through March 31, 2007 were  $3.4 million, related to investment fees of $3.3 million, management fees of $0.6 million and general and administrative fees of $0.4 million partially offset by interest income received of $0.6 million and favorable working capital of $0.2 million.

Investing Cash Flows

For the three months ended March 31, 2007 and the period August 28, 2006 (Inception) through March 31, 2007 cash flows used in investing activities were $9.8 million related to capital expenditures for oil and natural gas properties.

Financing Cash Flows

Cash flows provided by financing activities for the three months ended March 31, 2007 were $2.2 million related to capital contributions received of $3.2 million offset by syndication costs paid of $1.1 million.

Cash flows provided by financing activities for the period August 28, 2006 (Inception) through March 31, 2007 were $63.8 million related to $72.3 million of capital contributions from shareholders offset by $8.5 million of syndication costs paid.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities.   No distributions have been made from inception through March 31, 2007.

The Fund expects to meet its cash commitments for the next twelve months from cash on hand.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2007, such estimated capital expenditures to be spent totaled approximately $12.7 million, all of which is expected to be paid out of unspent capital contributions in the next 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods.  Remaining unspent development capital will be reallocated to one or more new unspecified projects.

	Spent through March 31, 2007	To be spent next twelve months

	(in thousands)
South Timbalier 135/136	$10,194	$—
Walker Ridge 155	—	11,658
Eugene Island 255	—	1,000

	$10,194	$12,658

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2007 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents.  The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year.   The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole expenses incurred by the Fund.

On a long-term basis, with respect to the payment of management fees, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions.  Such interest and/or dividend income is more than enough to cover Fund expenses, including the management fee.   Generally, it can take anywhere from 18 to 24 months to bring a project to production. Once a well is on production, the management fee and fund expenses are paid from operating income.  Over time as a well produces, the Fund may recover some or the entire management fee that may have been paid out of capital contributions.

Distributions, if any, are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.

The capital raised by the Fund in its private placement is more than likely all the capital it will be able to obtain for investments in projects. The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences, if any, will not only reduce its ability to generate revenue, but also exhaust its limited supply of capital. Typically for a fund, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

When the Manager makes a decision for participation in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells that are anticipated to be drilled. If the exploratory well is deemed a dry-hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts.  No contractual obligations exist at March 31, 2007 and December 31, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Projects drilled may not have commercially productive oil and natural gas reservoirs. In such an event, the Funds’ revenue, future results of operations and financial condition would be adversely impacted.

The Fund does not have or use, any derivative instruments nor does it have any plans to enter into such derivative arrangements. The Fund will generally invest cash in high-quality credit instruments consisting primarily of money market funds, banker’s acceptance notes and government agency securities with maturities of six months or less. The Fund does not expect any material loss from cash equivalents and therefore believes its potential interest rate exposure is not material. The Fund has no plan to conduct any international activities and therefore believes it is not subject to foreign currency risk.

The principal market risks to which the Fund is exposed that may adversely impact the Fund’s results of operations and financial position are changes in oil and natural gas prices.

Low commodity prices could have an adverse affect on the Fund’s future profitability and, in such an event the Fund may be required by accounting rules to write down the carrying value of the Fund’s projects.  Revenue to the Fund will be sensitive to changes in price to be received for oil and natural gas production. Prevailing market prices fluctuate in response to many factors that are outside of the Fund’s control such as the supply and demand for oil and natural gas. Availability of alternative fuels as well as seasonal risks such as hurricanes can also impact the supply and demand.

High oil and natural gas prices have resulted in a strong demand for and a tight supply of drilling rigs necessary to drill new projects. The increased cost in daily rig rates could have a negative impact on the return to shareholders in the Fund. The shortage of drilling rigs could delay the application of capital to such projects and thus delay revenue from operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Fund maintains “disclosure controls and procedures”, as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of March 31, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

Because the Fund is not an “Accelerated Filer” as defined in Rule 12b-2 of the Exchange Act, the Fund is not presently required to file Management’s annual report on internal control over financial reporting and the Attestation report of the registered public accounting firm required by Item 308(a) and (b) of Regulation S-K promulgated under the Securities Act.  Under current rules, because the Fund is neither a “large accelerated filer” nor an “accelerated filer”, the Fund is not required to provide management’s report on internal control over financial reporting until the Fund files its annual report for 2007 and compliance with the auditor’s attestation report requirement is not required until the Fund files its annual report for 2008.  The Fund currently expects to comply with these requirements at such time as the Fund is required to do so.

Changes in Internal Controls over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Fund’s results of operations, financial condition and liquidity, see risk factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  in Item 1A of the Fund’s  Registration Statement on Form 10.  There have been no material changes from the risk factors previously disclosed in the Fund’s Registration Statement on Form 10.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Participation Agreement between Helis Oil & Gas Company, L.L.C. and Ridgewood Energy Corporation as Manager for Eugene Island 255/256.
31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 22, 2007	RIDGEWOOD ENERGY U FUND, LLC

	By:	/s/ ROBERT E. SWANSON

	Name:	Robert E. Swanson
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 22, 2007
	By:	/s/ KATHLEEN P. MCSHERRY

	Name:	Kathleen P. McSherry
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)