Form 10-Q
period 2007-06-30
Ridgewood Energy U Fund LLC
filed 2007-08-01
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one) :

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No    ☒

As of August 1, 2007 there were 486.4825 shares of membership interest of the registrant outstanding.

	Table of Contents
		Page
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	3
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2007 and the period August 28, 2006 (Inception) through June 30, 2007	4
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2007 and the period August 28, 2006 (Inception) through June 30, 2007	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submissions of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	18

	SIGNATURES	19

Part I - Financial Information
Item 1.  Financial Statements

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$47,801	$58,433
Other current assets	171	154

Total current assets	47,972	58,587
Salvage fund	1,010	—

Total assets	$48,982	$58,587

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$37	$7,749
Accrued expenses payable	180	732
Due to affiliates, net (Note 5)	2	837

Total current liabilities	219	9,318

Commitments and contingencies (Note 7)
Members’ capital:
Manager:
Deficit accumulated during the exploratory stage	(326)	(162)

Manager’s total	(326)	(162)

Shareholders:
Capital contributions (1,000 shares authorized; 486.4825 and 483.4529 issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	72,381	71,923
Syndication costs	(8,541)	(8,480)
Subscription receivable	(23)	(2,827)
Deficit accumulated during the exploratory stage	(14,728)	(11,185)

Shareholders’ total	49,089	49,431

Total members’ capital	48,763	49,269

Total liabilities and members’ capital	$48,982	$58,587

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	For the period August 28, 2006 (Inception) through June 30, 2007

Revenue
Oil and gas revenues	$—	$—	$—
Expenses
Dry-hole costs	1,473	3,918	11,667
Investment fees to affiliate (Note 5)	—	20	3,272
Management fees to affiliate (Note 5)	387	775	1,028
General and administrative expenses	108	143	471

Total expenses	1,968	4,856	16,438

Loss from operations	(1,968)	(4,856)	(16,438)
Other income
Interest income	541	1,149	1,384

Net loss	$(1,427)	$(3,707)	$(15,054)

Manager Interest
Net loss	$(82)	$(164)	$(326)
Shareholder Interest
Net loss	$(1,345)	$(3,543)	$(14,728)
Net loss per share	$(2,765)	$(7,283)	$(30,274)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2007	For the period August 28, 2006 (Inception) through June 30, 2007

Cash flows from operating activities
Net loss	$(3,707)	$(15,054)
Adjustments to reconcile net loss to net cash used in operating activities
Dry-hole costs	3,918	11,667
Changes in assets and liabilities:
Increase in other current assets	(17)	(171)
(Decrease) increase in due to affiliates	(443)	2
Increase in accrued expenses payable	100	180

Net cash used in operating activities	(149)	(3,376)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(11,630)	(11,630)
Salvage fund investments	(1,010)	(1,010)

Net cash used in investing activities	(12,640)	(12,640)

Cash flows from financing activities
Contributions from shareholders	3,262	72,358
Syndication costs paid	(1,105)	(8,541)

Net cash provided by financing activities	2,157	63,817

Net (decrease) increase in cash and cash equivalents	(10,632)	47,801
Cash and cash equivalents, beginning of period	58,433	—

Cash and cash equivalents, end of period	$47,801	$47,801

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairments and environmental liabilities.  Actual results may differ from those estimates.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

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

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized.  On the sale or retirement of an unproved property, gain or loss on the sale is recognized.  Currently it is not the Manager’s intention to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and natural gas properties are depleted by the unit-of-production method.

As of June 30, 2007 and December 31, 2006, approximately $37 thousand and $7.7 million, respectively, was recorded in due to operators related to the acquisition of oil and gas property.  This December 31, 2006 due to operators balance was paid by the Manager in the first quarter of 2007.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded.  The Fund has not earned revenue from inception to date.

Upon production, the volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas the Fund is entitled to.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. At June 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders’ capital.

Asset Retirement Obligations
For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded.  Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs.   The following table presents changes to the asset retirement obligations.

	June 30, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of period	$—
Liabilities incurred	1,495	—
Liabilities settled	(1,495)	—
Accretion expense	—	—

Balance - End of period	$—	$—

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset.  The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three months and six months ended June 30, 2007 and for the period August 28, 2006 (Inception) through June 30, 2007, the Fund has not recorded any asset impairments.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method.  Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.  At June 30, 2007 and December 31, 2006, the Fund did not have accumulated depletion as production has not yet occurred.

Income Taxes
No provision is made for income taxes in the financial statements.  Because the Fund is a limited liability corporation (“LLC”), the income or losses are passed through and included in the tax returns of the individual shareholders.

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents.  At times, bank deposits may be in excess of federal insured limits.  At June 30, 2007 and December 31, 2006, bank balances exceeded federally insured limits by approximately $47.6 million and $58.2 million, respectively.  The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  Interest income is accrued as earned.  Held-to-maturity investments at June 30, 2007 held within the salvage fund are $1.0 million, maturing in November 2007.

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

Dry-hole costs were approximately $1.5 million, and $3.9 million and $11.7 million for the three and six months ended June 30, 2007 and for the period August 28, 2006 (Inception) through June 30, 2007, respectively.   In 2006, the Fund acquired a 15% working interest in the exploratory project South Timbalier 135/136 from Chevron U.S.A., Inc. (“Chevron”).  On January 24, 2007, the Fund was informed by Chevron that the exploratory well being drilled did not have commercially productive quantities of either oil or natural gas and had therefore been deemed an unsuccessful well or dry-hole.  Dry-hole costs related to South Timbalier 135/136, including plug and abandonment expense, incurred by the Fund for the period August 28, 2006 (Inception) through December 31, 2006 were $7.7 million.  During 2007, the Fund incurred an additional $2.5 million of dry-hole expense related to this property as well as $1.4 million of dry-hole costs related to Eugene Island 255/256.

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

There have been no distributions made by the Fund from inception.

5.   Related Parties

Ridgewood Energy Corporation, the Manager was paid a one time investment fee of 4.5% of initial capital contributions.  Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions and are expensed as incurred.   For the period August 28, 2006 (Inception) through June 30, 2007, investment fees were approximately $3.3 million.  Of this amount $1 thousand and $0.4 million were included in due to affiliates at June 30, 2007 and December 31, 2006, respectively.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions. Effective January 1, 2007, the Manager has changed its policy regarding the annual management fee.  Commencing in January 2007, the management fee is equal to 2.5% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund.  Management fees for the three and six months ended June 30, 2007 and for the period August 28, 2006 (Inception) through June 30, 2007 were approximately $0.4 million, $0.8 million and $1.0 million, respectively.   At June 30, 2007 and December 31, 2006, management fees of $1 thousand and $52 thousand, respectively, were included in due to affiliates.

The Manager was paid an offering fee which approximated 3.5% of capital contributions directly related of offer and sale of shares of the Fund.  Such offering fee was included in syndication costs (Note 2) of approximately $8.5 million.  Offering fees were $16 thousand for the six months ending June 30, 2007 and for the period August 28, 2006 (Inception) through June 30, 2007, offering fees were approximately $2.5 million.  There were no offering fees incurred during the three months ended June 30, 2007.  At December 31, 2006, offering fees of $0.3 million were included in due to affiliate.  There was no such amount payable at June 30, 2007.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  There were no such payables or receivables at June 30, 2007 and December 31, 2006.

For the period August 28, 2006 (Inception) through June 30, 2007, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees of approximately $0.8 million for shares sold of the Fund which are reflected in syndication costs (Note 2).  At December 31, 2006, approximately $87 thousand was included in due to affiliates for these fees.  There was no such amount payable at June 30, 2007

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.   Fair Value of Financial Instruments

As of June 30, 2007 and December 31, 2006, the carrying value of cash and cash equivalents, short-term investments in marketable securities and salvage fund, approximate fair value.

7.   Commitment and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the “safe harbor” provisions thereof. These forward-looking statements are usually accompanied by the words “anticipates,” “believes,” “plan,” “seek,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “future” and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Fund’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. Readers are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this filing. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to the Fund or persons acting on the Fund’s behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s critical accounting principles.  No changes have been made to the Fund’s critical accounting policies and estimates since the filing of the Registration Statement on Form 10.

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.  The Fund began its operations by offering the Fund’s shares in a private offering on October 1, 2006. As a result of such offering, it raised capital of approximately $72.4 million through the sale of 486.4825 shares of LLC membership interests. After the payment of approximately $11.8 million in offering fees, commissions and investment fees to the Fund’s Manager, affiliates and broker-dealers, the Fund retained approximately $60.6 million available for investment.  Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions.  Since inception in August 2006, the Fund has acquired an interest in three offshore projects in the Gulf of Mexico, two of which have been determined to be dry-holes during 2007.

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

Business Update

The Fund owns working interests in three offshore blocks and has participated in the drilling of three wells, two of which have been determined to be dry-holes.

On May 25, 2007, the Fund was informed by its operator, Helis Oil & Gas Company L.L.C. (“Helis”), that the exploratory well being drilled by Helis in the Eugene Island 255/256 lease block did not have commercially productive quantities of oil or natural gas and has therefore been deemed an unsuccessful well or dry-hole. The Fund owns a 15% working interest in Eugene Island 255/256.  As a result of this dry-hole, Eugene Island 255/256 was plugged and abandoned.  The abandonment and impairment resulted in a charge of $1.4 million in the second quarter of 2007.

Lease Block	Working Interest	Operator	Off-shore Location in Gulf of Mexico	Drilling Risk (b)	Total Spent through June 30, 2007	Status

Dry holes (a)
South Timbalier 135/136	15.0%	Chevron U.S.A., Inc.	Louisiana	N/A	$10,281	Dry - January 2007
Eugene Island 255/256	15.0%	Helis	Louisiana	N/A	$1,386	Dry - May 2007
Future projects
Walker Ridge 155	3.5%	Anadarko, Inc.	Louisiana	$7,700	$—	3rd quarter 2007 drilling date

(a)	Dry-hole costs represent wells that have been drilled but do not have commercially productive oil and/or natural gas reservoirs and have been plugged and abandoned.

(b)

Drilling risk represents the estimated projected dry-hole costs, leasehold costs or sunk costs including promote for project participation per AFE’s adjusted for current operating conditions (ie projected cost overruns, increased drilling rates, etc.)

Results of Operations

The following review of operations for the three and six months ended June 30, 2007 and for the period August 28, 2006 (Inception) through June 30, 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations (in thousands):

	Three months ended June 30, 2007	Six months ended June 30, 2007	For the period August 28, 2006 (Inception) through June 30, 2007

Revenue
Oil and gas revenues	$—	$—	$—
Expenses
Dry-hole costs	1,473	3,918	11,667
Investment fees to affiliate	—	20	3,272
Management fees to affiliate	387	775	1,028
General and administrative expenses	108	143	471

Total expenses	1,968	4,856	16,438

Loss from operations	(1,968)	(4,856)	(16,438)
Other income
Interest income	541	1,149	1,384

Net loss	$(1,427)	$(3,707)	$(15,054)

Operating Revenues

From inception of the Fund in August 2006 through June 30, 2007, the Fund has not recorded any operating revenues and is considered an exploratory stage enterprise.

Operating and Other Expenses

Dry-hole costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the three and six months ended June 30, 2007 and the period August 28, 2006 (Inception) through June 30, 2007.

	For the three months ended June 30, 2007	For the six months ended June 30, 2007	For the period August, 28, 2006 (Inception) through June 30, 2007

	(in thousands)
South Timbalier 135/136	$87	$2,532	$10,281
Eugene Island 255/256	1,386	1,386	1,386

	$1,473	$3,918	$11,667

Investment Fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made.  For the six months ended June 30, 2007, investment fees paid were $20 thousand.  For the period August 28, 2006 (Inception) through June 30, 2007, investment fees paid were $3.3 million.  There were no investment fees incurred during the three months ended June 30, 2007.

Management Fees. The Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry hole costs incurred by the Fund.  Management fees are charged to cover expenses associated with overhead incurred by the Manager for its on-going management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.

Management fees for the three months ended June 30, 2007 were $0.4 million; for the six months ended June 30, 2007 were $0.8 million and for the period August 28, 2006 (Inception) through June 30, 2007 were approximately $1.0 million.

General and Administrative Expenses. Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.   Insurance expense represents premiums related to well control insurance and production insurance.

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2007 and for the period August 28, 2006 (Inception) through June 30, 2007.

	For the three months ended June 30, 2007	For the six months ended June 30, 2007	For the period August 28, 2006 (Inception) through June 30, 2007

	(in thousands)
Accounting and legal fees	$44	$79	$159
Insurance	55	55	297
Trust fees	8	8	8
Other	1	1	7

	$108	$143	$471

Other Income. Other income is comprised of interest income and represents interest earned on money market accounts and short-term US Treasury Notes.  Interest income for the three and six months ended June 30, 2007 and for the period August 28, 2006 (Inception) through June 30, 2007, totaled approximately $0.5 million, $1.1 million and $1.4 million, respectively.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows used in operating activities for the six months ended June 30, 2007 were $149 thousand, primarily related to management fees and general and administrative expenses totaling $0.9 million and unfavorable working capital of $0.3 million, partially offset by interest income received of $1.1 million.

Cash flows used in operating activities for the period August 28, 2006 (Inception) through June 30, 2007 were  $3.4 million, related to investment fees of $3.3 million, management fees of $1.0 million and general and administrative fees of $0.5 million partially offset by interest income received of $1.2 million and favorable working capital of $0.2 million.

Investing Cash Flows

Cash flows used in investing activities for the six months ended June 30, 2007 and for the period August 28, 2006 (Inception) through June 30, 2007 were $12.6 million, related to $11.6 million for capital expenditures for oil and natural gas properties and $1.0 million related to salvage fund investments.

Financing Cash Flows

Cash flows provided by financing activities for the six months ended June 30, 2007 were $2.2 million related to capital contributions received of $3.3 million offset by syndication costs paid of $1.1 million.

Cash flows provided by financing activities for the period August 28, 2006 (Inception) through June 30, 2007 were $63.8 million related to $72.3 million of capital contributions from shareholders offset by $8.5 million of syndication costs paid.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities.   No distributions have been made from inception through June 30, 2007.

The Fund expects to meet its cash commitments for the next twelve months from cash on hand.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2007, such estimated capital expenditures to be spent totaled approximately $11.7 million, all of which is expected to be paid out of unspent cash within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods.  Remaining unspent development cash will be reallocated to one or more new unspecified projects.

	Spent Through June 30, 2007	To be Spent Next 12 Months

	(in thousands)
South Timbalier 135/136	$10,281	$—
Eugene Island 255/256	1,386	—
Walker Ridge 155	—	11,658

	$11,667	$11,658

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

The capital raised by the Fund in its private placement is more than likely all the capital it will be able to obtain for investments in projects. The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences, if any, will not only reduce its ability to generate revenue, but also exhaust its limited supply of capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts.  No contractual obligations exist at June 30, 2007 and December 31, 2006.

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

The Fund has carried out an evaluation, as of June 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting

In the course of the Fund’s initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Fund has made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between Helis Oil & Gas Company, L.L.C. and Rigdewood Energy Corporation as Manager for Eugene Island 255/256 (previously filed).
31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Dated: August 1, 2007	RIDGEWOOD ENERGY U FUND, LLC

	By:	/s/ ROBERT E. SWANSON

	Name:	Robert E. Swanson
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2007
	By:	/s/ KATHLEEN P. MCSHERRY

	Name:	Kathleen P. McSherry
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)