Form 10-Q
period 2007-09-30
Ridgewood Energy U Fund LLC
filed 2007-11-07
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________________to____________________________________

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
Yes ☐      No ☒

As of November 7, 2007 there were 486.4825 shares of membership interest of the registrant outstanding.

Table of Contents

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Condensed Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2007, the period August 28, 2006 (Inception) through September 30, 2006 and the period August 28, 2006 (Inception) through September 30, 2007	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2007, the period August 28, 2006 (Inception) through September 30, 2006 and the period August 28, 2006 (Inception) through September 30, 2007	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submissions of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	19

	SIGNATURES	20

Part I - Financial Information

Item 1. Financial Statements

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$47,341	$58,433
Other current assets	311	154

Total current assets	47,652	58,587

Salvage fund	1,022	—

Oil and gas properties
Unproved properties	2,525	—

Total oil and gas properties	2,525	—

Total assets	$51,199	$58,587

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$2,276	$7,749
Accrued expenses payable	98	732
Due to affiliates, net (Note 5)	27	837

Total current liabilities	2,401	9,318

Commitments and contingencies (Note 7)
Members’ capital:
Manager:
Deficit accumulated during the exploratory stage	(396)	(162)

Manager’s total	(396)	(162)

Shareholders:
Capital contributions (1,000 shares authorized; 486.4825 and 483.4529 issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	72,381	71,923
Syndication costs	(8,541)	(8,480)
Subscription receivable	(23)	(2,827)
Deficit accumulated during the exploratory stage	(14,623)	(11,185)

Shareholders’ total	49,194	49,431

Total members’ capital	48,798	49,269

Total liabilities and members’ capital	$51,199	$58,587

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three Months Ended September 30, 2007	For the period August 28, 2006 (Inception) through September 30, 2006	Nine Months Ended September 30, 2007	For the period August 28, 2006 (Inception) through September 30, 2007

Revenue
Oil and gas revenue	$—	$—	$—	$—

Expenses
Dry-hole costs	(5)	—	3,913	11,662
Investment fees to affiliate (Note 5)	—	—	20	3,272
Management fees to affiliate (Note 5)	380	—	1,155	1,408
General and administrative expenses	136	—	279	607

Total expenses	511	—	5,367	16,949

Loss from operations	(511)	—	(5,367)	(16,949)
Other income
Interest income	546	—	1,695	1,930

Net income (loss)	$35	$—	$(3,672)	$(15,019)

Manager Interest
Net loss	$(70)	$—	$(234)	$(396)

Shareholder Interest
Net income (loss)	$105	$—	$(3,438)	$(14,623)
Net income (loss) per share	$216	$—	$(7,067)	$(30,058)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2007	For the period August 28, 2006 (Inception) through September 30, 2006	For the period August 28, 2006 (Inception) through September 30, 2007

Cash flows from operating activities
Net loss	$(3,672)	$—	$(15,019)
Adjustments to reconcile net loss to net cash used in operating activities
Dry-hole costs	3,913	—	11,662
Changes in assets and liabilities:
Increase in other current assets	(157)	—	(311)
(Decrease) increase in due to affiliates, net	(418)	—	26
Increase in accrued expenses payable	18	—	98

Net cash used in operating activities	(316)	—	(3,544)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(11,911)	—	(11,911)
Salvage fund investments	(1,022)	—	(1,022)

Net cash used in investing activities	(12,933)	—	(12,933)

Cash flows from financing activities
Contributions from shareholders	3,262	—	72,358
Syndication costs paid	(1,105)	—	(8,540)

Net cash provided by financing activities	2,157	—	63,818

Net (decrease) increase in cash and cash equivalents	(11,092)	—	47,341

Cash and cash equivalents, beginning of period	58,433	—	—

Cash and cash equivalents, end of period	$47,341	$—	$47,341

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy U Fund, LLC (the “Fund”) (an exploratory stage enterprise), a Delaware limited liability company, was formed on August 28, 2006 and operates pursuant to a limited liability company agreement (“LLC Agreement”) dated as of October 1, 2006 by and among Ridgewood Energy Corporation (the “Manager”), and the shareholders of the Fund. Although the date of formation is August 28, 2006, the Fund did not begin operations until October 1, 2006 when it began its private offering of shares. The offering was terminated on January 19, 2007.

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities. To date, the Fund has not earned revenue from these operations and is considered in the exploratory stage.

The Manager performs (or arranges for the performance of) the management, administrative and advisory services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 5 and 7).

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

Exploratory Stage Enterprise

Management uses various criteria to evaluate whether the Fund is an exploratory stage enterprise, including but not limited to, the success of drilling, the timing, significance, quality and flow of production and the results of reserve reports obtained from experts. On a case by case basis, once a project begins production, management performs diligent analysis at regular intervals utilizing the various criteria noted above to determine the appropriate classification of the Fund as an exploratory state entity. Based on such analysis, management has determined the Fund continues to be an exploratory stage enterprise.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. At September 30, 2007 and December 31, 2006, bank balances, inclusive of salvage fund, exceeded federally insured limits by approximately $22.1 million and $58.2 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Short-term Investments in Marketable Securities

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months that are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value. Interest income is accrued as earned. At September 30, 2007, the Fund had held-to-maturity investments, inclusive of the salvage fund of $1.0 million, which mature in November 2007.

Salvage Fund

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

As of September 30, 2007 and December 31, 2006, $2.3 million and $7.7 million, respectively, were recorded in due to operators related to the acquisition of oil and gas property. The balance at December 31, 2006 was paid during the first quarter of 2007.

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

	For the Nine Months Ended September 30, 2007	For the Period August 28, 2006 (Inception) through December 31, 2006

	(in thousands)
Balance - Beginning of period	$—	$—

Liabilities incurred	610	—
Liabilities settled	(610)	—

Balance - End of period	$—	$—

Syndication Costs

Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund has not earned revenue from inception through September 30, 2007.

Upon production, the volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas the Fund is entitled to. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. At September 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and nine months ended September 30, 2007 and for the period August 28, 2006 (Inception) through September 30, 2007, no impairments were recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. The Fund has not begun production as of September 30, 2007 and therefore has not recorded depletion.

Income Taxes

No provision is made for income taxes in the financial statements. The Fund is a limited liability corporation, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation

Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses, such as dry-hole costs, fiduciary fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves. Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. The following table reflects the net changes in unproved properties. At September 30, 2007, the Fund had no capitalized exploratory well costs greater than one year.

	For the Nine Months Ended September 30, 2007	For the Period August 28, 2006 (Inception) through December 31, 2006

	(in thousands)
Balance - Beginning of the period	$—	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	3,911	7,749
Capitalized exploratory well costs charged to dry hole costs	(1,386)	(7,749)

Balance - End of the period	$2,525	$—

Dry-hole costs are detailed in the table below.

Lease Block	For the three months ended September 30, 2007	For the period August, 28, 2006 (Inception) through September 30, 2006	For the nine months ended September 30, 2007	For the period August, 28, 2006 (Inception) through September 30, 2007

	(in thousands)
South Timbalier 135/136	$(5)	$—	$2,527	$10,276
Eugene Island 255/256	—	—	1,386	1,386

	$(5)	$—	$3,913	$11,662

4. Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund’s Agreement, is to be distributed. Such distributions will be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund’s Agreement.

Available cash from dispositions, as defined in the Fund’s Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

There have been no distributions made by the Fund.

5. Related Parties

Ridgewood Energy Corporation, the Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions and were expensed as incurred. For the period August 28, 2006 (Inception) through September 30, 2007, investment fees were $3.3 million. Of this amount nil and $0.4 million were included in due to affiliates at September 30, 2007 and December 31, 2006, respectively.

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions. Effective January 1, 2007, the Manager has changed its policy regarding the annual management fee. Under the new policy, the management fee is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund. Management fees for the three and nine months ended September 30, 2007 and for the period August 28, 2006 (Inception) through September 30, 2007 were $0.4 million, $1.2 million and $1.4 million, respectively. At September 30, 2007 and December 31, 2006, management fees of $1 thousand and $52 thousand, respectively, were included in due to affiliates.

The Manager was paid an offering fee which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee was included in syndication costs (Note 2) of $8.5 million. Offering fees were nil and $16 thousand for the three and nine months ending September 30, 2007, respectively, and for the period August 28, 2006 (Inception) through September 30, 2007, offering fees were $2.5 million. At September 30, 2007 and December 31, 2006, offering fees of $1 thousand and $0.3 million, respectively, were included in due to affiliate.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At September 30, 2007 there was $25 thousand payable to the Manager, and there were no such payables or receivables at December 31, 2006.

For the period August 28, 2006 (Inception) through September 30, 2007, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees of approximately $0.8 million for shares sold of the Fund which are reflected in syndication costs (Note 2). At December 31, 2006, approximately $87 thousand was included in due to affiliates for these fees. There was no such amount payable at September 30, 2007.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6. Fair Value of Financial Instruments

As of September 30, 2007 and December 31, 2006, the carrying value of cash and cash equivalents and salvage fund approximates fair value.

7. Commitments and Contingencies

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the “safe harbor” provisions thereof. These forward-looking statements are usually accompanied by the words “anticipates,” “believes,” “plan,” “seek,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “future” and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect Ridgewood Energy U Fund, LLC’s (the “Fund”) current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. Readers are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this filing. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to the Fund or persons acting on its behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates since the filing of the Registration Statement on Form 10.

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

Ridgewood Energy Corporation (“the Manager”) performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate. The Manager was paid a one-time investment fee (4.5% of capital contributions) for the evaluation of projects on the Fund’s behalf. For these services, the Manager receives an annual management fee (2.5% of capital contributions, net of cumulative dry-hole costs), payable monthly. The Manager also participates in distributions.

Business Update

The Fund owns working interests in three offshore blocks and has participated in the drilling of three wells, two of which have been determined to be dry holes and one that is currently drilling.

Currently Drilling

Walker Ridge 155

The Fund has a 3.5% working interest in Walker Ridge 155 from Kerr-McGee Oil & Gas Corporation (“Kerr Mc-Gee”), a wholly owned subsidiary of Anadarko Petroleum Corporation (“Anadarko”), the operator of the project. Drilling for Walker Ridge 155, a deep water project began in mid-August 2007 and is expected to be completed late in the fourth quarter of 2007. Through September 30, 2007, the Fund has spent $2.5 million of its estimated $18.4 million budget for this project.

Dry Hole Update

Eugene Island 255/256

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

South Timbalier 135/136

On January 24, 2007, the Fund was informed by its operator, Chevron U.S.A., Inc. (“Chevron”), that the exploratory well being drilled by Chevron in the South Timbalier 135/136 lease block did not have commercially productive quantities of either oil or natural gas and has therefore been deemed an unsuccessful well or dry hole. The Fund owns a 15% working interest in South Timbalier 135/136. Dry-hole costs related to South Timbalier 135/136, including plug and abandonment expenses, incurred by the Fund totaled $10.3 million.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2007, for the period August 28, 2006 (Inception) through September 30, 2006 and for the period August 28, 2006 (Inception) through September 30, 2007, should be read in conjunction with the Fund’s financial statements and the notes thereto. The following table summarizes the Fund’s results of operations (in thousands):

	Three Months Ended September 30, 2007	For the period August 28, 2006 (Inception) through September 30, 2006	Nine Months Ended September 30, 2007	For the period August 28, 2006 (Inception) through September 30, 2007

Revenue
Oil and gas revenue	$—	$—	$—	$—

Expenses
Dry-hole costs	(5)	—	3,913	11,662
Investment fees to affiliate	—	—	20	3,272
Management fees to affiliate	380	—	1,155	1,408
General and administrative expenses	136	—	279	607

Total expenses	511	—	5,367	16,949

Loss from operations	(511)	—	(5,367)	(16,949)
Other income
Interest income	546	—	1,695	1,930

Net income (loss)	$35	$—	$(3,672)	$(15,019)

Operating Revenue

From inception of the Fund in August 2006 through September 30, 2007, the Fund has not recorded any operating revenue and is considered an exploratory stage enterprise.

Operating and Other Expenses

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs.

Lease Block	For the three months ended September 30, 2007	For the period August, 28, 2006 (Inception) through September 30, 2006	For the nine months ended September 30, 2007	For the period August, 28, 2006 (Inception) through September 30, 2007

	(in thousands)

South Timbalier 135/136	$(5)	$—	$2,527	$10,276
Eugene Island 255/256	—	—	1,386	1,386

	$(5)	$—	$3,913	$11,662

Investment Fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions and were expensed as incurred. For the nine months ended September 30, 2007, investment fees paid were $20 thousand. For the period August 28, 2006 (Inception) through September 30, 2007, investment fees paid were $3.3 million. There were no investment fees incurred during the three months ended September 30, 2007.

Management Fees. The Manager receives an annual management fee, payable monthly, to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Commencing in January 1, 2007, the management fee, payable monthly, was reduced by the cumulative dry-hole expenses incurred by the Fund. Management fees for the three and nine months ended September 30, 2007 and for the period August 28, 2006 (Inception) through September 30, 2007 were $0.4 million, $1.2 million and $1.4 million, respectively.

General and Administrative Expenses. Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents premiums related to well control insurance and production insurance.

The following table summarizes general and administrative expenses.

	For the three months ended September 30, 2007	For the period August 28, 2006 (Inception) through September 30, 2006	For the nine months ended September 30, 2007	For the period August 28, 2006 (Inception) through September 30, 2007

	(in thousands)
Accounting and legal fees	$41	$—	$120	$200
Insurance	81	—	136	378
Trust fees	14	—	22	22
Other	—	—	1	7

	$136	$—	$279	$607

Interest Income. Interest income represents interest earned on money market accounts and short-term US Treasury Notes. Interest income for the three and nine months ended September 30, 2007 and for the period August 28, 2006 (Inception) through September 30, 2007, totaled approximately $0.5 million, $1.7 million and $1.9 million, respectively.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows used in operating activities for the nine months ended September 30, 2007 were $0.3 million, primarily related to management fees and general and administrative expenses totaling $1.4 million and unfavorable working capital of $0.6 million, partially offset by interest income received of $1.7 million.

There were no cash flows used in operating activities for the period from August 28, 2006 (Inception) through September 30, 2006.

Cash flows used in operating activities for the period August 28, 2006 (Inception) through September 30, 2007 were $3.5 million, related to investment fees of $3.3 million, management fees of $1.4 million and general and administrative fees of $0.6 million partially offset by interest income received of $1.8 million.

Investing Cash Flows

Cash flows used in investing activities for the nine months ended September 30, 2007 and for the period August 28, 2006 (Inception) through September 30, 2007 were $12.9 million, related to $11.9 million for capital expenditures for oil and natural gas properties and $1.0 million related to salvage fund investments.

There were no cash flows used in investing activities for the period from August 28, 2006 (Inception) through September 30, 2006.

Financing Cash Flows

Cash flows provided by financing activities for the nine months ended September 30, 2007 were $2.2 million related to capital contributions received of $3.3 million offset by syndication costs paid of $1.1 million.

There were no cash flows provided by financing activities for the period from August 28, 2006 (Inception) through September 30, 2006.

Cash flows provided by financing activities for the period August 28, 2006 (Inception) through September 30, 2007 were $63.8 million related to $72.4 million of capital contributions from shareholders offset by $8.5 million of syndication costs paid.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities. No distributions have been made from inception through September 30, 2007.

The Fund expects to meet its cash commitments for the next twelve months from cash on hand.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2007, such estimated capital expenditures to be spent totaled approximately $49.0 million.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods. Remaining unspent development cash will be reallocated to one or more new unspecified projects.

Lease Block	Spent Through September 30, 2007	To be Spent less than one year	To be Spent next 1-2 years	Total To be spent

	(in thousands)
Walker Ridge 155 *	$2,525	$15,875	$33,078	$48,953

	$2,525	$15,875	$33,078	$48,953

* In accordance with the Fund’s agreement, if Walker Ridge is determined to be a commercial success, the Manager anticipates an additional capital call to raise an additional $33.1 million to drill an additional four wells.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, as well as the other working interest owners, the Operator will enter into various contractual commitments pertaining to exploration, development and production activities. Pursuant to the terms of the operating agreement, the Operator has the authority to enter into such contracts and the Fund does not execute or negotiate any such contracts. No contractual obligations exist at September 30, 2007 and December 31, 2006 pursuant to agreements executed directly by the Fund.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Fund maintains “disclosure controls and procedures”, as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of September 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting

In the course of the Fund’s initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Fund has made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Participation Agreement between Helis Oil & Gas Company, L.L.C. and Ridgewood Energy Corporation as Manager for Eugene Island 255/256 (previously filed).

10.2	Participation Agreement between Kerr-McGee Oil & Gas Corporation and Ridgewood Energy Corporation as Manager for Walker Ridge 155.

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated:	November 7, 2007			RIDGEWOOD ENERGY U FUND, LLC

		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2007
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)