Form 10-Q
period 2008-03-31
Ridgewood Energy U Fund LLC
filed 2008-05-14
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

There is no market for the shares. As of May 14, 2008 there are 486.4825 shares outstanding.

Table of Contents

		Page
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Condensed Balance Sheets as of March 31, 2008 and December 31, 2007	3
	Unaudited Condensed Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2008 and 2007, and the period August 28, 2006 (Inception) through March 31, 2008	4
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and the period August 28, 2006 (Inception) through March 31, 2008	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submissions of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	18
	Signatures	19

Part I - Financial Information
Item 1. Financial Statements

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$12,549	$13,316
Short-term investment in marketable securities	12,116	12,020
Other current assets	177	118

Total current assets	24,842	25,454

Long-term investment in marketable securities	15,087	14,742
Salvage fund	1,042	1,033

Unproved properties	8,308	7,542

Total assets	$49,279	$48,771

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$345	$10
Accrued expenses payable	69	70
Due to affiliates (Note 6)	2	2

Total current liabilities	416	82

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Deficit accumulated during the exploratory stage	(538)	(472)

Manager’s total	(538)	(472)

Shareholders:
Capital contributions (1,000 shares authorized; 486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Subscription receivable	(23)	(23)
Deficit accumulated during the exploratory stage	(14,791)	(14,672)

Shareholders’ total	49,026	49,145

Total members’ capital	48,488	48,673

Accumulated other comprehensive income	375	16

Total liabilities and members’ capital	$49,279	$48,771

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three months ended March 31,		For the period August 28, 2006 (Inception) through March 31,
	2008	2007	2008

Revenue
Oil and gas revenue	$—	$—	$—

Expenses
Dry-hole costs	(2)	2,445	11,711
Investment fees to affiliate (Note 6)	—	20	3,272
Management fees to affiliate (Note 6)	379	388	2,166
Operating expenses	12	—	12
General and administrative expenses	102	35	883

Total expenses	491	2,888	18,044

Loss from operations	(491)	(2,888)	(18,044)
Other income
Interest income	306	608	2,715

Net loss	(185)	(2,280)	(15,329)

Other comprehensive income

Unrealized gain on marketable securities	359	—	375

Total comprehensive income (loss)	$174	$(2,280)	$(14,954)

Manager Interest
Net loss	$(66)	$(82)	$(538)

Shareholder Interest
Net loss	$(119)	$(2,198)	$(14,791)
Net loss per share	$(245)	$(4,518)	$(30,404)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,		For the period August 28, 2006 (Inception) through
	2008	2007	March 31, 2008

Cash flows from operating activities
Net loss	$(185)	$(2,280)	$(15,329)
Adjustments to reconcile net loss to net cash used in operating activities
Dry-hole costs	(2)	2,445	11,711
Amortization of premium on investment	14	—	17
Interest earned on marketable securities	(224)	—	(266)
Changes in assets and liabilities:
Decrease (increase) in other current assets	69	(51)	(28)
(Decrease) increase in due to affiliates	—	(369)	1
(Decrease) increase in accrued expenses payable	(1)	34	69

Net cash used in operating activities	(329)	(221)	(3,825)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(429)	(9,792)	(19,674)
Salvage fund investments	(9)	—	(1,042)
Investment in held-to-maturity securities	—	—	(11,999)
Investment in available-for-sale securities	—	—	(14,729)

Net cash used in investing activities	(438)	(9,792)	(47,444)

Cash flows from financing activities
Contributions from shareholders	—	3,239	72,358
Syndication costs paid	—	(1,056)	(8,540)

Net cash provided by financing activities	—	2,183	63,818

Net (decrease) increase in cash and cash equivalents	(767)	(7,830)	12,549

Cash and cash equivalents, beginning of period	13,316	58,433	—

Cash and cash equivalents, end of period	$12,549	$50,603	$12,549

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

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital for oil and natural gas exploration activities. To date, the Fund has not earned revenue from these operations and is considered an exploratory stage enterprise.

The Manager performs, or arranges for the performance of, the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. At March 31, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $12.4 million and $0.1 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Investments in Marketable Securities

At times the Fund may invest in United States Treasury Bills and Notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value. At March 31, 2008 and December 31, 2007, the Fund had held-to-maturity investments, inclusive of salvage fund, totaling $13.2 and $13.1 million, respectively. The held-to-maturity investments held at March 31, 2008 mature in May 2008 and June 2008.

The Fund currently has long-term investments, which mature in December 2009, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value. The following table is a summary of long-term, available-for-sale investments at March 31, 2008 and December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Fair Value

		(in thousands)
Available-for-Sale

U.S. Treasury notes
March 31, 2008	$14,712	$375	$15,087

December 31, 2007	$14,726	$16	$14,742

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

Interest earned on the account will become part of the salvage fund. There are no legal restrictions on withdrawals from the salvage fund.

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

As of March 31, 2008 amounts recorded in due to operators totaling $0.3 million related to capital expenditures for oil and gas property, which were paid during the second quarter of 2008.

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

Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs. The table below presents changes for the three months ended March 31, 2008 and the year ended December 31, 2007.

	March 31, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$—	$—

Liabilities incurred	—	610
Liabilities settled	—	(610)

Balance - End of period	$—	$—

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

Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized and a production receivable is recorded when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). The Fund has not earned revenue from inception through March 31, 2008.

Upon production, the volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas the Fund is entitled to. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. At March 31, 2008 and December 31, 2007, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets

In accordance with the provisions of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three months ended March 31, 2008 and 2007 and for the period August 28, 2006 (Inception) through March 31, 2008, no impairments were recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. The Fund has not begun production as of March 31, 2008 and therefore has not recorded depletion.

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

3. Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities. On January 1, 2008, the Fund adopted SFAS 157 for financial assets and liabilities. See Note 7 for related disclosure.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves.

The following table reflects the net changes in unproved properties for the three months ended March 31, 2008 and the year ended December 31, 2007. At March 31, 2008 the Fund had no capitalized exploratory well costs greater than one year.

	March 31, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of the period	$7,542	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	766	8,960
Reclassifications to proved properties based on the determination of proved reserves	—	—
Capitalized exploratory well costs charged to dry hole costs	—	(1,418)

Balance - End of the period	$8,308	$7,542

Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three months ended March 31, 2008, the Fund received credits from operators of certain wells based upon review and audits performed by working interest owners. Dry-hole costs are detailed in the table below.

	Three months ended March 31,		For the period August, 28, 2006 (Inception) through
Lease Block	2008	2007	March 31, 2008

	(in thousands)

South Timbalier 135/136	$(2)	$2,445	$10,293
Eugene Island 255/256	—	—	1,418

	$(2)	$2,445	$11,711

5. Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund’s LLC Agreement, is to be distributed. Such distributions will be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund’s LLC Agreement.

Available cash from dispositions, as defined in the Fund’s LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

There have been no distributions made by the Fund since inception.

6. Related Parties

Ridgewood Energy Corporation, the Manager was paid a one-time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions and were expensed as incurred. For the three months ended March 31, 2007 and for the period August 28, 2006 (Inception) through March 31, 2008, investment fees were $20 thousand and $3.3 million, respectively. At March 31, 2008 and December 31, 2007, the Fund owed the Manager $1 thousand related to investment fees, which is included in due to affiliates.

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole costs incurred by the Fund. Management fees for each of the three months ended March 31, 2008 and 2007 were $0.4 million and for the period August 28, 2006 (Inception) through March 31, 2008 were $2.2 million.

The Manager was paid an offering fee which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee was included in syndication costs. See Note 2. For the period August 28, 2006 (Inception) through March 31, 2008, offering fees were $8.5 million. At March 31, 2008 and December 31, 2007, the Fund owed the Manager $1 thousand related to syndication costs, which is included in due to affiliates.

For the period August 28, 2006 (Inception) through March 31, 2008, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees of $0.1 million and $0.7 million, respectively, for shares sold of the Fund which are reflected in syndication costs (Note 2).

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. There were no such amounts payable or receivable for these transactions at March 31, 2008 and December 31, 2007.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments and Measurements

As of March 31, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, investments in marketable securities, salvage fund, and accrued expenses approximate fair value.

In accordance with SFAS 157, the Fund’s available-for-sale investments are measured utilizing Level 1 inputs, which are quoted prices in active markets.

8. Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2008, the Fund had committed to spend an additional $0.8 million relating to the properties.

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and natural gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position. Moreover, insurance is obtained as a package covering all of the Manager’s investment programs. Claims made by other such programs can reduce or eliminate insurance for the Fund.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy U Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2007 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 28, 2006 to acquire interests primarily in oil and natural gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole costs incurred by the Fund, payable monthly. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate. The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of four wells, two that were determined to be dry-holes and two that are currently drilling or scheduled to drill.

Currently Drilling

Walker Ridge 155

In 2007 the Fund acquired a 3.5% working interest in the exploratory project Walker Ridge 155 from Kerr-McGee Oil & Gas Corporation (“Kerr McGee”), a wholly owned subsidiary of Anadarko Petroleum Corporation (“Anadarko”), the operator of the project. Drilling for Walker Ridge 155, a deepwater project began in mid-August 2007.

While drilling the initial well, Anadarko found traces of oil throughout much of the 4,500-foot interval as well as a thin section of high-quality oil. However, this initial well did not encounter the sedimentary formations that had been targeted. As a result, the working interest owners are evaluating additional three-dimensional data gathered during the drilling phase as well as new data to determine whether the operator should divert the well to a location more likely to encounter commercial reservoirs. The results of the analysis are expected during the second quarter 2008. The operator currently plans to re-use the majority of the initial well-bore in order to save time and money. The data gathered thus far confirms the presence of oil in the geologic basin, however, the well has not been determined to be a successful property. Once diverted to a new location, if the well is not deemed commercial, it will be plugged and abandoned as a dry hole. Through March 31, 2008, the Fund has spent $7.7 million related to this property, for which the total estimated budget is $51.5 million.

High Island 138

In March 2008, the Fund acquired a 5.0% working interest in the High Island 138 project, from LLOG Exploration Offshore, Inc. (“LLOG”), the operator. Through March 31, 2008, the Fund has spent $0.6 million related to this property, for which the total estimated budget is $2.3 million. Results for this project are expected in May 2008.

Results of Operations

The following review of operations for the three months ended March 31, 2008 and 2007, and for the period August 28, 2006 (Inception) through March 31, 2008, should be read in conjunction with the Fund’s financial statements and the notes thereto.

			For the period
			August 28, 2006
	Three months ended March 31,		(Inception) through
	2008	2007	March 31, 2008

	(in thousands)
Revenue
Oil and gas revenue	$—	$—	$—

Expenses
Dry-hole costs	(2)	2,445	11,711
Investment fees to affiliate	—	20	3,272
Management fees to affiliate	379	388	2,166
Operating expenses	12	—	12
General and administrative expenses	102	35	883

Total expenses	491	2,888	18,044

Loss from operations	(491)	(2,888)	(18,044)
Other income
Interest income	306	608	2,715

Net loss	(185)	(2,280)	(15,329)

Other comprehensive income
Unrealized gain on marketable securities	359	—	375

Total comprehensive income (loss)	$174	$(2,280)	$(14,954)

Oil and Gas Revenue. From inception of the Fund in August 2006 through March 31, 2008, the Fund has not recorded any operating revenue and is considered an exploratory stage enterprise.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs. During the three months ended March 31, 2008, certain wells received credits from their respective operators upon review and audit of the wells’ costs.

			For the period
			August, 28, 2006
	Three months ended March 31,		(Inception) through
Lease Block	2008	2007	March 31, 2008

	(in thousands)

South Timbalier 135/136	$(2)	$2,445	$10,293
Eugene Island 255/256	—	—	1,418

	$(2)	$2,445	$11,711

Investment Fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and effecting transactions and were expensed as incurred. For the three months ended March 31, 2007 and for the period August 28, 2006 (Inception) through March 31, 2008, investment fees were $20 thousand and $3.3 million, respectively. For the three months ended March 31, 2008, there were no investment fees.

Management Fees. Management fees for the three months ended March 31, 2008 and 2007, and for the period August 28, 2006 (Inception) through March 31, 2008 were $0.4 million, $0.4 million and $2.2 million, respectively, representing 2.5% of total capital contributions, net of cumulative dry-hole costs incurred by the Fund. The fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.

Operating Expenses. Operating expenses for the three months ended March 31, 2008 and for the period August 28, 2006 (Inception) through March 31, 2008 were $12 thousand related to geological and geophysical costs for the High Island 138 property. There were no operating expenses for the three months ended March 31, 2007.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

			For the period
			August, 28, 2006
	Three months ended March 31,		(Inception) through
	2008	2007	March 31, 2008

		(in thousands)
Accounting and legal fees	$49	$35	$266
Insurance	31	—	547
Trust fees and other	22	—	70

	$102	$35	$883

Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager. Trust fees represent bank fees associated with the management of the Fund’s investment portfolio in U.S. Treasury securities.

Interest Income. Interest income is comprised of interest earned on money market accounts and short-term U.S. Treasury securities. For the three months ended March 31, 2008, interest income was $0.3 million, a $0.3 million decrease from the three months ended March 31, 2007. The decrease was attributable to a reduction in interest rates during the three months ended March 31, 2008 coupled with a decrease in average outstanding balances earning interest due to property expenditures during the period. Interest income for the period August 28, 2006 (Inception) through March 31, 2008, totaled $2.7 million.

Other Comprehensive Income. Other comprehensive income for the three months ended March 31, 2008 and for the period August 28, 2006 (Inception) through March 31, 2008 was $0.4 million, comprised of unrealized gains on available-for-sale marketable debt securities. During 2007, the Fund purchased long-term available-for-sale U.S. Treasury securities, which mature in December 2009. For the three months ended March 31, 2007 there was no other comprehensive income.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows used in operating activities for the three months ended March 31, 2008 were $0.3 million, primarily related to management fees of $0.4 million and general and administrative expenses totaling $0.1 million, partially offset by interest income received of $0.1 million.

Cash flows used in operating activities for the three months ended March 31, 2007 were $0.2 million, primarily related to management fees and general and administrative expenses totaling $0.4 million and unfavorable working capital of $0.3 million, partially offset by interest income received of $0.5 million.

Cash flows used in operating activities for the period August 28, 2006 (Inception) through March 31, 2008 were $3.8 million, related to investment fees of $3.3 million, management fees of $2.2 million and general and administrative fees of $0.9 million, partially offset by interest income received of $2.5 million.

Investing Cash Flows

Cash flows used in investing activities for the three months ended March 31, 2008 were $0.4 million principally related to capital expenditures for oil and natural gas properties.

Cash flows used in investing activities for the three months ended March 31, 2007 were $9.8 million principally related to capital expenditures for oil and natural gas properties.

Cash flows used in investing activities for the period August 28, 2006 (Inception) through March 31, 2008 were $47.4 million, relating to investments in oil and natural gas properties of $19.7 million and investments in U.S. Treasury securities of $27.8 million inclusive of the salvage fund.

Financing Cash Flows

There were no cash flows relating to financing activities for the three months ended March 31, 2008.

Cash flows provided by financing activities for the three months ended March 31, 2007 were $2.2 million related to capital contributions received of $3.2 million offset by syndication costs paid of $1.1 million.

Cash flows provided by financing activities for the period August 28, 2006 (Inception) through March 31, 2008 were $63.8 million related to $72.4 million of capital contributions from shareholders offset by $8.5 million of syndication costs paid.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2008, the Fund had commitments related to authorizations for expenditures totaling $0.8 million for properties. If the properties were to be successful, the Fund would make additional expenditures totaling $44.7 million related to the completion of these properties.

Liquidity Needs

Fund’s primary short-term liquidity needs are to fund its 2008 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole costs incurred.

With respect to the payment of management fees, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions. Such interest and/or dividend income is expected to be sufficient to cover Fund expenses, including the management fee. However in periods of declining interest rates, and as the Fund expends its capital on projects, interest and/or dividend income may not be sufficient, which would require the Fund to use capital contributions to fund such expenses. Generally, it can take anywhere from 18 to 24 months to bring a project to production. Once a well is on production, the management fee and fund expenses are paid from operating income. Over time, as a well produces, the Fund may recover a portion of or the entire management fee that may have been paid out of capital contributions.

Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, an Operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at March 31, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between LLOG Exploration Offshore, Inc. and Ridgewood Energy Corporation as Manager for High Island 138.

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated: May 14, 2008			RIDGEWOOD ENERGY U FUND, LLC

	By:	/s/	ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2008
	By:	/s/	KATHLEEN P. MCSHERRY

		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)