Form 10-Q
period 2008-06-30
Ridgewood Energy U Fund LLC
filed 2008-07-21
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

There is no market for the shares. As of July 21, 2008 there are 486.4825 shares outstanding.

Table of Contents

		Page

Part I - FINANCIAL INFORMATION		2
Item 1.	Financial Statements:
	Unaudited Condensed Balance Sheets as of June 30, 2008 and December 31, 2007	2
	Unaudited Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2008 and 2007 and the period August 28, 2006 (Inception) through June30, 2008	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and the period August 28, 2006 (Inception) through June 30, 2008	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16

Part II - OTHER INFORMATION		16

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submissions of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

	SIGNATURES	18

PART I - Financial Information
Item 1. Financial Statements

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$10,818	$13,316
Short-term investment in marketable securities	12,201	12,020
Other current assets	59	118

Total current assets	23,078	25,454

Long-term investment in marketable securities	14,850	14,742
Salvage fund	1,050	1,033

Unproved properties	2,162	7,542

Total assets	$41,140	$48,771

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$580	$10
Accrued expenses payable	70	72

Total current liabilities	650	82

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Deficit accumulated during the exploratory stage	(689)	(472)

Manager’s total	(689)	(472)

Shareholders:
Capital contributions (1,000 shares authorized; 486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Subscription receivable	(23)	(23)
Deficit accumulated during the exploratory stage	(22,791)	(14,672)

Shareholders’ total	41,026	49,145
Accumulated other comprehensive income	153	16

Total members’ capital	40,490	48,689

Total liabilities and members’ capital	$41,140	$48,771

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share data)

					For the period August 28, 2006
	Three months ended June 30,		Six months ended June 30,		(Inception) through
	2008	2007	2008	2007	June 30, 2008

Revenue
Oil and gas revenue	$—	$—	$—	$—	$—

Expenses
Dry-hole costs	7,874	1,473	7,872	3,918	19,585
Investment fees to affiliate (Note 6)	—	—	—	20	3,272
Management fees to affiliate (Note 6)	379	387	758	775	2,545
Operating expenses	—	—	12	—	12
General and administrative expenses	136	108	238	143	1,019

Total expenses	8,389	1,968	8,880	4,856	26,433

Loss from operations	(8,389)	(1,968)	(8,880)	(4,856)	(26,433)
Other income
Interest income	238	541	544	1,149	2,953

Net loss	$(8,151)	$(1,427)	$(8,336)	$(3,707)	$(23,480)

Other comprehensive (loss)income
Unrealized (loss)gain on marketable securities	(222)	—	137	—	153

Total comprehensive loss	$(8,373)	$(1,427)	$(8,199)	$(3,707)	$(23,327)

Manager Interest
Net loss	$(151)	$(82)	$(217)	$(164)	$(689)

Shareholder Interest
Net loss	$(8,000)	$(1,345)	$(8,119)	$(3,543)	$(22,791)
Net loss per share	$(16,445)	$(2,765)	$(16,689)	$(7,283)	$(46,849)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			For the period
			August 28, 2006
	Six months ended June 30,		(Inception) through
	2008	2007	June 30, 2008

Cash flows from operating activities
Net loss	$(8,336)	$(3,707)	$(23,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Dry-hole costs	7,872	3,918	19,585
Amortization of premium on investment	29	—	32
Interest earned on marketable securities	(181)	—	(223)
Changes in assets and liabilities:
Decrease (increase) in other current assets	59	(17)	(38)
Decrease in due to affiliates	—	(443)	—
(Decrease) increase in accrued expenses payable	(2)	100	69

Net cash used in operating activities	(559)	(149)	(4,055)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,922)	(11,630)	(21,167)
Salvage fund investments	(17)	(1,010)	(1,050)
Investment in held-to-maturity securities	(12,185)	—	(24,184)
Investment in available-for-sale securities	—	—	(14,729)
Proceeds from the sale of marketable securities	12,185	—	12,185

Net cash used in investing activities	(1,939)	(12,640)	(48,945)

Cash flows from financing activities
Contributions from shareholders	—	3,262	72,358
Syndication costs paid	—	(1,105)	(8,540)

Net cash provided by financing activities	—	2,157	63,818

Net (decrease) increase in cash and cash equivalents	(2,498)	(10,632)	10,818

Cash and cash equivalents, beginning of period	13,316	58,433	—

Cash and cash equivalents, end of period	$10,818	$47,801	$10,818

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy U Fund, LLC (the “Fund”) (an exploratory stage enterprise), a Delaware limited liability company, was formed on August 28, 2006 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated October 1, 2006 by and among Ridgewood Energy Corporation (the “Manager”), and the shareholders of the Fund.

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

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. At June 30, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $10.6 million and $0.1 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Investments in Marketable Securities

At times the Fund may invest in United States Treasury Bills and Notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value. At June 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments totaling $12.2 million and $12.0 million, respectively. The held-to-maturity investments held at June 30, 2008 mature in December 2008.

The Fund currently has long-term investments, which mature in December 2009, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value. The following table is a summary of long-term, available-for-sale investments at June 30, 2008 and December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Fair Value

	(in thousands)
Available-for-Sale

U.S. Treasury notes
June 30, 2008	$14,697	$153	$14,850

December 31, 2007	$14,726	$16	$14,742

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses for available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund

Pursuant to the Fund’s LLC Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. At June 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments within its salvage fund totaling $1.0 million and $1.0 million, respectively. The held-to-maturity investments held within the salvage fund at June 30, 2008 mature in May 2012.

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

As of June 30, 2008 amounts recorded in due to operators totaling $0.6 million related to capital expenditures for oil and gas property. These amounts were paid during the third quarter of 2008.

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

Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs. The table below presents changes for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$—	$—

Liabilities incurred	—	610
Liabilities settled	—	(610)

Balance - End of period	$—	$—

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs

Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances

Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. The Fund has not earned revenue from inception through June 30, 2008.

Upon production, the Fund will use the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other non-current liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. Gas imbalances are reflected as adjustments to estimates of proved gas reserves and future cash flows in the unaudited supplemental oil and gas disclosures. At June 30, 2008 and December 31, 2007, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets

In accordance with the provisions of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and six months ended June 30, 2008 and 2007 and for the period August 28, 2006 (Inception) through June 30, 2008, no impairments were recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. The Fund has not begun production as of June 30, 2008 and therefore has not recorded depletion.

Income Taxes

No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation

Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses, such as dry-hole costs, fiduciary fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3. Recent Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No.162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Fund does not expect the adoption of SFAS No. 162 will have a material impact on its financial condition or results of operation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities. On January 1, 2008, the Fund adopted SFAS No. 157 for financial assets and liabilities. See Note 7 for related disclosure.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves.

The following table reflects the net changes in unproved properties for the six months ended June 30, 2008 and the year ended December 31, 2007. At June 30, 2008 the Fund had no capitalized exploratory well costs greater than one year.

	June 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of the period	$7,542	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,480	8,960
Reclassifications to proved properties based on the determination of proved reserves	—	—
Capitalized exploratory well costs charged to dry hole costs	(7,860)	(1,418)

Balance - End of the period	$2,162	$7,542

Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs are detailed in the table below.

					For the period
					August, 28, 2006
	Three months ended June 30,		Six months ended June 30,		(Inception) through
Lease Block	2008	2007	2008	2007	June 30, 2008

	(in thousands)

Walker Ridge 155	$7,860	$—	$7,860	$—	$7,860
South Timbalier 135/136	13	87	11	2,532	10,305
Eugene Island 255/256	1	1,386	1	1,386	1,420

	$7,874	$1,473	$7,872	$3,918	$19,585

5. Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund’s LLC Agreement, is to be distributed. Such distributions will be allocated 85% to the shareholders and 15% to the Manager, as required by the Fund’s LLC Agreement.

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

6. Related Parties

The Fund incurred a one-time investment fee of 4.5% of initial capital contributions, payable to the Manager.  Investment fees are payable for services of investigating and evaluating investment opportunities and effecting transactions and were expensed as incurred. For the six months ended June 30, 2007 and for the period August 28, 2006 (Inception) through June 30, 2008, investment fees were $20 thousand and $3.3 million, respectively. For the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008, there were no investment fees incurred by the Fund. At June 30, 2008 and December 31, 2007, the Fund owed the Manager $1 thousand related to investment fees, which is included in accrued expenses payable.

The Fund incurred an offering fee, payable to the Manager, totaling $2.5 million, which approximated 3.5% of capital contributions, directly related to the offer and sale of Shares of the Fund. Such offering fee was included in syndication costs of $8.5 million. At June 30, 2008 and December 31, 2007, $1 thousand of offering fees were included in accrued expenses payable.

For the period August 28, 2006 (Inception) through June 30, 2008, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees of $0.1 million and $0.7 million, respectively, for shares sold of the Fund which were reflected in syndication costs (Note 2).

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for each of the three months ended June 30, 2008 and 2007 were $0.4 million. Management fees for each of the six months ended June 30, 2008 and 2007 were $0.8 million. For the period August 28, 2006 (Inception) through June 30, 2008 management fees were $2.5 million.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At June 30, 2008 the Fund was owed $24 thousand by the Manager related to an insurance overpayment, which is included in other current assets. There were no such amounts payable or receivable at December 31, 2007.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments and Measurements

As of June 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, investments in marketable securities, salvage fund, and accrued expenses approximate fair value.

In accordance with SFAS No. 157, the Fund’s available-for-sale investments are measured utilizing Level 1 inputs, which are quoted prices in active markets.

8. Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2008, the Fund had committed to spend an additional $8.4 million related to the properties.

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

The Fund owns working interests and has participated in the drilling of four wells, three that were determined to be dry-holes and one that was determined to be successful.

Successful Project

Emerald Project

In March 2008, the Fund acquired a 5.0% working interest in the Emerald project, from LLOG Exploration Offshore, Inc. (“LLOG”), the operator. The Emerald project was determined to be a commercial success in May 2008. Completion efforts are ongoing and production is expected during the second quarter 2009. Through June 30, 2008, the Fund has spent $2.2 million related to this property, for which the total estimated budget is $10.6 million, which includes the drilling of two additional wells.

Dry Hole

Walker Ridge 155

In 2007 the Fund acquired a 3.5% working interest in the exploratory Walker Ridge 155 project from Kerr-McGee Oil & Gas Corporation (“Kerr McGee”), a wholly owned subsidiary of Anadarko Petroleum Corporation (“Anadarko”), the operator of the project. Drilling for Walker Ridge 155, a deepwater project began in mid-August 2007.

On June 3, 2008, the Fund was informed by Anadarko that based upon its evaluation of the three-dimensional data surrounding the Walker Ridge 155 lease block, they have elected not to continue drilling this well. The well has been determined to be unsuccessful, or a dry hole, and has been plugged and abandoned. Dry-hole costs related to this well, including plug and abandonment expenses, for the six months ended June 30, 2008 were $7.9 million.

Results of Operations

The following review of operations for the three and six months ended June 30, 2008 and 2007, and for the period August 28, 2006 (Inception) through June 30, 2008, should be read in conjunction with the Fund’s financial statements and the notes thereto.

					For the period
					August 28, 2006
	Three months ended June 30,		Six months ended June 30,		(Inception) through
	2008	2007	2008	2007	June 30, 2008

	(in thousands)
Revenue
Oil and gas revenue	$—	$—	$—	$—	$—

Expenses
Dry-hole costs	7,874	1,473	7,872	3,918	19,585
Investment fees to affiliate	—	—	—	20	3,272
Management fees to affiliate	379	387	758	775	2,545
Operating expenses	—	—	12	—	12
General and administrative expenses	136	108	238	143	1,019

Total expenses	8,389	1,968	8,880	4,856	26,433

Loss from operations	(8,389)	(1,968)	(8,880)	(4,856)	(26,433)
Other income
Interest income	238	541	544	1,149	2,953

Net loss	$(8,151)	$(1,427)	(8,336)	(3,707)	(23,480)

Other comprehensive income
Unrealized (loss)gain on marketable securities	(222)	—	137	—	153

Total comprehensive loss	$(8,373)	$(1,427)	$(8,199)	$(3,707)	$(23,327)

Oil and Gas Revenue. From inception of the Fund in August 2006 through June 30, 2008, the Fund has not recorded any revenue and is considered an exploratory stage enterprise.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs.

					For the period
					August, 28, 2006
	Three months ended June 30,		Six months ended June 30,		(Inception) through
Lease Block	2008	2007	2008	2007	June 30, 2008

	(in thousands)

Walker Ridge 155	$7,860	$—	$7,860	$—	$7,860
South Timbalier 135/136	13	87	11	2,532	10,305
Eugene Island 255/256	1	1,386	1	1,386	1,420

	$7,874	$1,473	$7,872	$3,918	$19,585

Investment Fees. The Manager was paid a one time investment fee of 4.5% of initial capital contributions. The fee was payable for the service of investigating and evaluating investment opportunities and effecting transactions and were expensed as incurred. For the six months ended June 30, 2007 and for the period August 28, 2006 (Inception) through June 30, 2008, investment fees were $20 thousand and $3.3 million, respectively. For the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2008, there were no investment fees incurred by the Fund.

Management Fees. The Fund incurs annual management fees representing 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred. The fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees for the each of the three months ended June 30, 2008 and 2007 were $0.4 million, for each of the six months ended June 30, 2008 and 2007 were $0.8 million and for the period August 28, 2006 (Inception) through June 30, 2008 were $2.5 million.

Operating Expenses. Operating expenses are comprised of geological and geophysical costs associated with the Fund’s acquisition of oil and gas properties. Operating expenses for the six months ended June 30, 2008 and for the period August 28, 2006 (Inception) through June 30, 2008 were $12 thousand, related to geological and geophysical costs for the High Island 138 property. There were no operating expenses during the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2007.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

					For the period
					August 28, 2006
	Three months ended June 30,		Six months ended June 30,		(Inception) through
	2008	2007	2008	2007	June 30, 2008

	(in thousands)
Accounting and legal fees	$61	$44	$110	$79	$327
Insurance	57	55	88	55	604
Trust fees and other	18	9	40	9	88

	$136	$108	$238	$143	$1,019

Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and short-term U.S. Treasury securities. For the three months ended June 30, 2008 and 2007, interest income was $0.2 million and $0.5 million, respectively. For the six months ended June 30, 2008 and 2007, interest income was $0.5 million and $1.1 million, respectively. The decreases during the three and six month periods were attributable to a reduction in interest rates during 2008 coupled with a decrease in average outstanding balances earning interest due to property expenditures during the period. Interest income for the period August 28, 2006 (Inception) through June 30, 2008, totaled $3.0 million.

Unrealized (Loss) Gain on Marketable Securities. During 2007, the Fund purchased long-term available-for-sale U.S. Treasury securities, which mature in December 2009. Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized. The Fund recorded an unrealized loss of $0.2 million during the three months ended June 30, 2008 and unrealized gains of $0.1 million and $0.2 million during the six months ended June 30, 2008 and the period August 28, 2006 (Inception) through June 30, 2008, respectively. For the three and six months ended June 30, 2007 there was no unrealized gain or loss on marketable securities.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows used in operating activities for the six months ended June 30, 2008 were $0.6 million, primarily related to management fees of $0.8 million and general and administrative expenses of $0.2 million, partially offset by interest income received of $0.4 million.

Cash flows used in operating activities for the six months ended June 30, 2007 were $0.1 million, primarily related to management fees of $0.8 million, investment fee payments of $0.4 million, and general and administrative expenses of $0.1 million, partially offset by interest income received of $1.1 million.

Cash flows used in operating activities for the period August 28, 2006 (Inception) through June 30, 2008 were $4.1 million, related to payments of investment fees of $3.3 million, management fees of $2.5 million and general and administrative fees of $1.0 million, partially offset by interest income received of $2.7 million.

Investing Cash Flows

Cash flows used in investing activities for the six months ended June 30, 2008 were $1.9 million, related to investments in U.S. Treasury securities totaling $12.2 million and capital expenditures for oil and natural gas properties of $1.9 million, partially offset by proceeds from the sale of marketable securities of $12.2 million.

Cash flows used in investing activities for the six months ended June 30, 2007 were $12.6 million, related to $11.6 million for capital expenditures for oil and natural gas properties and $1.0 million related to salvage fund investments.

Cash flows used in investing activities for the period August 28, 2006 (Inception) through June 30, 2008 were $48.9 million, related to investments in U.S. Treasury securities totaling $38.9 million, capital expenditures for oil and natural gas properties of $21.2 million, and the funding of the salvage fund of $1.0 million. These amounts were partially offset by proceeds from the sale of marketable securities of $12.2 million.

Financing Cash Flows

There were no cash flows relating to financing activities for the six months ended June 30, 2008.

Cash flows provided by financing activities for the six months ended June 30, 2007 were $2.2 million related to capital contributions received of $3.3 million offset by syndication costs paid of $1.1 million.

Cash flows provided by financing activities for the period August 28, 2006 (Inception) through June 30, 2008 were $63.8 million related to $72.4 million of capital contributions from shareholders partially offset by $8.5 million of syndication costs paid.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2008, the Fund had commitments related to participation agreements totaling $8.4 million for properties.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, an Operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at June 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between LLOG Exploration Offshore, Inc. and Ridgewood Energy Corporation as Manager for the Emerald Project. (previously filed)

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated: July 21, 2008			RIDGEWOOD ENERGY U FUND, LLC

	By:	/s/	ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: July 21, 2008
	By:	/s/	KATHLEEN P. MCSHERRY

		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)