Form 10-Q
period 2008-09-30
Ridgewood Energy U Fund LLC
filed 2008-10-24
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

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

There is no market for the shares. As of October 24, 2008 there are 486.4825 shares outstanding.

Table of Contents

		Page
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Condensed Balance Sheets as of September 30, 2008 and December 31, 2007	1
	Unaudited Condensed Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2008 and 2007 and the period August 28, 2006 (Inception) through September 30, 2008	2
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and the period August 28, 2006 (Inception) through September 30, 2008	3
	Notes to Unaudited Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submissions of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

	SIGNATURES	18

PART I - Financial Information

Item 1. Financial Statements

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$9,124	$13,316
Short-term investment in marketable securities	12,260	12,020
Other current assets	203	118

Total current assets	21,587	25,454

Long-term investment in marketable securities	14,891	14,742
Salvage fund	1,057	1,033

Oil and gas properties:
Advances to operators for working interests and expenditures	327	—
Unproved properties	1,627	7,542
Proved properties	2,702	—

Total oil and gas properties, net	4,656	7,542

Total assets	$42,191	$48,771

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$1,712	$10
Accrued expenses payable	96	72

Total current liabilities	1,808	82

Asset retirement obligations	57	—

Total liabilities	1,865	82

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Deficit accumulated during the exploratory stage	(749)	(472)

Manager’s total	(749)	(472)

Shareholders:
Capital contributions (1,000 shares authorized; 486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Subscription receivable	—	(23)
Deficit accumulated during the exploratory stage	(22,974)	(14,672)

Shareholders’ total	40,866	49,145
Accumulated other comprehensive income	209	16

Total members’ capital	40,326	48,689

Total liabilities and members’ capital	$42,191	$48,771

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

					For the period August 28, 2006 (Inception) through September 30, 2008

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue
Oil and gas revenue	$—	$—	$—	$—	$—

Expenses
Dry-hole costs	(30)	(5)	7,842	3,913	19,555
Investment fees to affiliate (Note 6)	—	—	—	20	3,272
Management fees to affiliate (Note 6)	330	380	1,088	1,155	2,875
Operating expenses	57	—	69	—	69
General and administrative expenses	103	136	341	279	1,122

Total expenses	460	511	9,340	5,367	26,893

Loss from operations	(460)	(511)	(9,340)	(5,367)	(26,893)
Other income
Interest income	217	546	761	1,695	3,170

Net (loss) income	$(243)	$35	$(8,579)	$(3,672)	$(23,723)

Other comprehensive income
Unrealized gain on marketable securities	56	—	193	—	209

Total comprehensive (loss) income	$(187)	$35	$(8,386)	$(3,672)	$(23,514)

Manager Interest
Net loss	$(60)	$(70)	$(277)	$(234)	$(749)

Shareholder Interest
Net (loss) income	$(183)	$105	$(8,302)	$(3,438)	$(22,974)
Net (loss) income per share	$(376)	$216	$(17,065)	$(7,067)	$(47,225)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			For the period August 28, 2006 (Inception) through September 30, 2008

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(8,579)	$(3,672)	$(23,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Dry-hole costs	7,842	3,913	19,555
Accretion expense	1	—	1
Amortization of premium on investment	44	—	47
Interest earned on marketable securities	(240)	—	(261)
Changes in assets and liabilities:
Increase in other current assets	(69)	(157)	(187)
Decrease in due to affiliates	—	(418)	—
Increase in accrued expenses payable	26	18	96

Net cash used in operating activities	(975)	(316)	(4,472)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(327)	—	(327)
Capital expenditures for oil and gas properties	(2,887)	(11,911)	(22,132)
Salvage fund investments	(24)	(1,022)	(1,057)
Investment in held-to-maturity securities	(12,185)	—	(24,184)
Investment in available-for-sale securities	—	—	(14,729)
Proceeds from the sale of marketable securities	12,185	—	12,185

Net cash used in investing activities	(3,238)	(12,933)	(50,244)

Cash flows from financing activities
Contributions from shareholders	23	3,262	72,381
Syndication costs paid	(2)	(1,105)	(8,541)

Net cash provided by financing activities	21	2,157	63,840

Net (decrease) increase in cash and cash equivalents	(4,192)	(11,092)	9,124

Cash and cash equivalents, beginning of period	13,316	58,433	—

Cash and cash equivalents, end of period	$9,124	$47,341	$9,124

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

The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. To date, the Fund has not earned revenue from these operations and is considered an exploratory stage enterprise.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Exploratory Stage Enterprise

Management uses various criteria to evaluate whether the Fund is an exploratory stage enterprise, including but not limited to, the success of drilling, the timing, significance, quality and flow of production and the results of reserve reports obtained from experts. On a case by case basis, once a project begins production, management performs analysis at regular intervals utilizing the various criteria noted above to determine the appropriate classification of the Fund as an exploratory state entity. Based on such analysis, management has determined the Fund continues to be an exploratory stage enterprise.

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

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. At September 30, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $4.0 million and $0.1 million, respectively. At September 30, 2008, $4.0 million of the Fund’s uninsured balances were invested in money market accounts that invest solely in U.S. Treasury Bills and Notes. The Fund maintains bank deposits with accredited financial institutions.

Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million.

Investments in Marketable Securities

At times the Fund may invest in United States Treasury Bills and Notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. At September 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments totaling $12.3 million and $12.0 million, respectively. The held-to-maturity investments held at September 30, 2008 mature in December 2008.

The Fund currently has long-term investments, which mature in December 2009, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value. The following table is a summary of long-term, available-for-sale investments at September 30, 2008 and December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Fair Value

	(in thousands)
Available-for-Sale

U.S. Treasury notes
September 30, 2008	$14,682	$209	$14,891

December 31, 2007	$14,726	$16	$14,742

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses for available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund

The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments within its salvage fund totaling $1.0 million. The held-to-maturity investments held within the salvage fund at September 30, 2008 mature in May 2012.

Interest earned on the account will become part of the salvage fund. There are no legal restrictions on withdrawals from the salvage fund.

Oil and Gas Properties

Investments in oil and gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized. The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the unit-of-production method.

As of September 30, 2008 amounts recorded in due to operators totaling $1.7 million related to capital expenditures for oil and gas property. These amounts were principally paid during the fourth quarter of 2008.

Advances to Operators for Working Interests and Expenditures

The Fund’s acquisition of a working interest in a well or a project may require it to make a payment to the seller for the Fund’s right, title and interest. The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to Operators for working interests and expenditures. As drilling costs are incurred, the advances are transferred to unproved properties.

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs. The table below presents changes for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$—	$—

Liabilities incurred	56	—
Liabilities settled	—	—
Accretion expense	1	—

Balance - End of period	$57	$—

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs

Syndication costs are direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. The Fund has not earned revenue from inception through September 30, 2008.

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

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and nine months ended September 30, 2008 and 2007 and for the period August 28, 2006 (Inception) through September 30, 2008, no impairments were recorded.

Depletion and Amortization

Upon production, depletion and amortization of the cost of proved oil and gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. The Fund has not begun production as of September 30, 2008 and therefore has not recorded depletion.

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

3. Recent Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No.162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Fund does not expect the adoption of SFAS No. 162 will have a material impact on its financial condition or results of operation.

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

The following table reflects the net changes in unproved properties for the nine months ended September 30, 2008 and the year ended December 31, 2007. At September 30, 2008 the Fund had no capitalized exploratory well costs greater than one year.

	September 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of the period	$7,542	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	4,107	8,960
Reclassifications to proved properties based on the determination of proved reserves	(2,162)	—
Capitalized exploratory well costs charged to dry hole costs	(7,860)	(1,418)

Balance - End of the period	$1,627	$7,542

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three months ended September 30, 2008 and 2007, certain wells received credits from their respective operators upon review and audit of the wells’ costs. Dry-hole costs are detailed in the table below.

	Three months ended September 30,		Nine months ended September 30,		For the period August 28, 2006 (Inception) through
Lease Block	2008	2007	2008	2007	September 30, 2008

	(in thousands)

Walker Ridge 155	$(29)	$—	$7,831	$—	$7,831
South Timbalier 135/136	(1)	(5)	10	2,527	10,305
Eugene Island 255/256	—	—	1	1,386	1,419

	$(30)	$(5)	$7,842	$3,913	$19,555

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

6. Related Parties

The Fund incurred a one-time investment fee of 4.5% of initial capital contributions, payable to the Manager. Investment fees are payable for services of locating, investigating and evaluating investment opportunities and are expensed as incurred. For the nine months ended September 30, 2007 and for the period August 28, 2006 (Inception) through September 30, 2008, investment fees were $20 thousand and $3.3 million, respectively. For the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007 there were no investment fees incurred by the Fund. At December 31, 2007, the Fund owed the Manager $1 thousand related to investment fees, which is included in accrued expenses payable. At September 30, 2008, there were no such amounts payable.

The Fund incurred an offering fee, payable to the Manager, totaling $2.9 million, which approximated 3.5% of capital contributions, directly related to the offer and sale of Shares of the Fund. Such offering fee was included in syndication costs of $8.5 million. At December 31, 2007, $1 thousand of offering fees were included in accrued expenses. At September 30, 2008, there were no such amounts payable.

For the period August 28, 2006 (Inception) through September 30, 2008, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions of $0.1 million and placement fees of $0.7 million, for shares sold of the Fund which were reflected in syndication costs (See Note 2).

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for each of the three months ended September 30, 2008 and 2007 were $0.3 million and $0.4 million, respectively. Management fees for the nine months ended September 30, 2008 and 2007 were $1.1 million and $1.2 million, respectively. For the period August 28, 2006 (Inception) through September 30, 2008 management fees were $2.9 million.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. There were no outstanding payables or receivable related to these transactions at September 30, 2008 or December 31, 2007.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments and Measurements

As of September 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, investments in marketable securities, salvage fund, and accrued expenses approximate fair value.

In accordance with SFAS No. 157, the Fund’s available-for-sale investments are measured utilizing Level 1 inputs, which are quoted prices in active markets.

8. Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had committed to spend an additional $15.8 million related to its investment properties.

Environmental Considerations

The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position. Moreover, insurance is obtained as a package covering all of the Manager’s investment programs. Claims made by other such programs can reduce or eliminate insurance for the Fund.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy U Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 28, 2006 to acquire interests primarily in oil and gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate. The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of six wells, three that were determined to be dry-holes, two that are currently drilling, and one that was determined to be successful.

Recent hurricane activity in the Gulf of Mexico has not caused material damage to any of the Fund’s wells or facilities. However, drilling and completion efforts for the Fund’s properties were temporarily suspended for several weeks during late-August 2008 and early-September 2008.

Currently Drilling/Future Projects

Neptune Project

In July 2008, the Fund acquired a 6.0% interest in the Neptune Project, an exploratory well, which is operated by Newfield Exploration Company (“Newfield”). This project is expected to begin drilling in December 2008 and results are expected in March 2009. Through September 30, 2008, the Fund has spent $0.3 million on this well, for which the total estimated budget is $4.0 million.

Eos Project

In August 2008, the Fund acquired a 4.0% interest in the Eos Project, an exploratory well, which is operated by Mariner Energy (“Mariner”). Drilling commenced on this project in August 2008 and was temporarily suspended due to hurricane activity. Drilling resumed in late-September 2008 and results are expected in December 2008. Through September 30, 2008, the Fund has spent $1.6 million on this well, for which the total estimated budget is $11.4 million.

Successful Project

Emerald Project

In March 2008, the Fund acquired a 5.0% working interest in the Emerald project, from LLOG Exploration Offshore, Inc. (“LLOG”), the operator. The Emerald project was determined to be a commercial success in May 2008 and has been completed. The Operator is currently constructing facilities and related infrastructure and production is expected during the first quarter 2009. Through September 30, 2008, the Fund has spent $2.6 million related to this property, for which the total estimated budget is $5.0 million, which includes the drilling of two additional wells.

Dry Hole

Walker Ridge 155

In 2007 the Fund acquired a 3.5% working interest in the exploratory project Walker Ridge 155 from Kerr-McGee Oil & Gas Corporation (“Kerr McGee”), a wholly owned subsidiary of Anadarko Petroleum Corporation (“Anadarko”), the operator of the project. Drilling for Walker Ridge 155, a deepwater project began in mid-August 2007.

On June 3, 2008, the Fund was informed by Anadarko that based upon its evaluation of the three-dimensional data surrounding the Walker Ridge 155 lease block, they have elected not to continue drilling this well. The well has been determined to be unsuccessful, or a dry hole, and has been plugged and abandoned. Dry-hole costs related to this well, including plug and abandonment expenses, for the nine months ended September 30, 2008 were $7.8 million.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2008 and 2007, and for the period August 28, 2006 (Inception) through September 30, 2008, should be read in conjunction with the Fund’s financial statements and the notes thereto.

					For the period August 28, 2006 (Inception) through September 30, 2008

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)
Revenue
Oil and gas revenue	$—	$—	$—	$—	$—

Expenses
Dry-hole costs	(30)	(5)	7,842	3,913	19,555
Investment fees to affiliate	—	—	—	20	3,272
Management fees to affiliate	330	380	1,088	1,155	2,875
Operating expenses	57	—	69	—	69
General and administrative expenses	103	136	341	279	1,122

Total expenses	460	511	9,340	5,367	26,893

Loss from operations	(460)	(511)	(9,340)	(5,367)	(26,893)
Other income
Interest income	217	546	761	1,695	3,170

Net (loss) income	$(243)	$35	(8,579)	(3,672)	(23,723)

Other comprehensive income
Unrealized gain on marketable securities	56	—	193	—	209

Total comprehensive (loss) income	$(187)	$35	$(8,386)	$(3,672)	$(23,514)

Oil and Gas Revenue. From inception of the Fund in August 2006 through September 30, 2008, the Fund has not recorded any revenue and is considered an exploratory stage enterprise.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs. During the three months ended September 30, 2008 and 2007, certain wells received credits from their respective operators upon review and audit of the wells’ costs.

					For the period August 28, 2006 (Inception) through September 30, 2008

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007

	(in thousands)

Walker Ridge 155	$(29)	$—	$7,831	$—	$7,831
South Timbalier 135/136	(1)	(5)	10	2,527	10,305
Eugene Island 255/256	—	—	1	1,386	1,419

	$(30)	$(5)	$7,842	$3,913	$19,555

Investment Fees to Affiliate. The Manager was paid a one time investment fee of 4.5% of initial capital contributions. The fee was payable for the service of investigating and evaluating investment opportunities and effecting transactions and were expensed as incurred. For the nine months ended September 30, 2007 and for the period August 28, 2006 (Inception) through September 30, 2008, investment fees were $20 thousand and $3.3 million, respectively. For the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2008, there were no investment fees incurred by the Fund.

Management Fees to Affiliate. The Fund incurs annual management fees representing 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. The fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees for the three months ended September 30, 2008 and 2007 were $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2008 and 2007 were $1.1 million and $1.2 million, respectively. Management fees for the period August 28, 2006 (Inception) through September 30, 2008 were $2.9 million.

Operating Expenses. Operating expenses are comprised of geological costs and accretion expense related to the Emerald and Eos projects as indicated in the table below.

					For the period August 28, 2006 (Inception) through September 30, 2008

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)
Geological costs	$56	$—	$68	$—	$68
Accretion expense	1	—	1	—	1

	$57	$—	$69	$—	$69

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

					For the period August 28, 2006 (Inception) through September 30, 2008

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)
Accounting and legal fees	$42	$41	$152	$120	$369
Insurance	42	81	130	136	646
Trust fees and other	19	14	59	23	107

	$103	$136	$341	$279	$1,122

Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and gas funds managed by the Manager. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and short-term U.S. Treasury securities. For the three months ended September 30, 2008 and 2007, interest income was $0.2 million and $0.5 million, respectively. For the nine months ended September 30, 2008 and 2007, interest income was $0.8 million and $1.7 million, respectively. The decreases during the three and nine month periods were attributable to a reduction in interest rates during 2008 coupled with a decrease in average outstanding balances earning interest due to property expenditures during the period. Interest income earned for the period August 28, 2006 (Inception) through September 30, 2008 totaled $3.2 million.

Unrealized Gain on Marketable Securities. During 2007, the Fund purchased long-term available-for-sale U.S. Treasury securities, which mature in December 2009. Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized. The Fund recorded an unrealized gain of $56 thousand during the three months ended September 30, 2008 and unrealized gains of $0.2 million during the nine months ended September 30, 2008 and the period August 28, 2006 (Inception) through September 30, 2008, respectively. For the three and nine months ended September 30, 2007 there was no unrealized gain or loss on marketable securities.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows used in operating activities for the nine months ended September 30, 2008 were $1.0 million, primarily related to the payment of management fees of $1.1 million and general and administrative expenses of $0.3 million, partially offset by interest income received of $0.4 million.

Cash flows used in operating activities for the nine months ended September 30, 2007 were $0.3 million, primarily related to management fees of $1.2 million, investment fee payments of $20 thousand, and general and administrative expenses of $0.3 million, partially offset by interest income received of $1.7 million.

Cash flows used in operating activities for the period August 28, 2006 (Inception) through September 30, 2008 were $4.5 million, related to payments of investment fees totaling $3.3 million, management fees of $2.9 million and general and administrative fees of $1.1 million, partially offset by interest income received of $2.7 million and favorable working capital of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities for the nine months ended September 30, 2008 were $3.2 million, related to investments in U.S. Treasury securities totaling $12.2 million and capital expenditures for oil and gas properties of $3.2 million, inclusive of advances. Additionally, during the nine months ended September 30, 2008, the Fund increased its salvage fund investments by $24 thousand, which consisted of interest earned on this account. These amounts were partially offset by proceeds from the sale of marketable securities of $12.2 million.

Cash flows used in investing activities for the nine months ended September 30, 2007 were $12.9 million, related to capital expenditures for oil and gas properties totaling $11.9 million, and salvage fund investments of $1.0 million, including $22 thousand of interest reinvested in the salvage fund.

Cash flows used in investing activities for the period August 28, 2006 (Inception) through September 30, 2008 were $50.2 million, related to investments in U.S. Treasury securities totaling $38.9 million, capital expenditures for oil and gas properties of $22.5 million, inclusive of advances, and the funding of the salvage fund for $1.1 million including $57 thousand of interest reinvested in the salvage fund. These amounts were partially offset by proceeds from the sale of marketable securities of $12.2 million.

Financing Cash Flows

Cash flows provided by financing activities for the nine months ended September 30, 2008 were $21 thousand related to capital contributions received totaling $23 thousand, partially offset by syndication cost payments of $2 thousand.

Cash flows provided by financing activities for the nine months ended September 30, 2007 were $2.2 million related to capital contributions received of $3.3 million offset by syndication cost payments of $1.1 million.

Cash flows provided by financing activities for the period August 28, 2006 (Inception) through September 30, 2008 were $63.8 million related to $72.4 million of capital contributions from shareholders partially offset by syndication cost payments of $8.5 million.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had commitments related to participation agreements totaling $15.8 million for properties.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including management fees and capital expenditures, with existing cash on-hand, short-term investments, and income earned therefrom. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole and related well costs incurred.

With respect to the payment of management fees, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions. Such interest and/or dividend income is expected to be sufficient to cover Fund expenses, including the management fee. However in periods of declining interest rates, and as the Fund expends its capital on projects, interest and/or dividend income may not be sufficient, which would require the Fund to use capital contributions to fund such expenses. Generally, it can take anywhere from 18 to 24 months to bring a project to production. Once a well is on production, the management fee and fund expenses are paid from operating income. Although the management fee can be paid out of capital contributions, this is not the Fund’s intent. Over time, as a well produces, the Fund expects to recover a portion of or the entire management fee that may have been paid out of capital contributions.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, an Operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at September 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between LLOG Exploration Offshore, Inc. and Ridgewood Energy Corporation as Manager for the Emerald Project. (previously filed)

10.2	Participation Agreement between Newfield Exploration Company and Ridgewood Energy Corporation as Manager for the Neptune Project.

10.3	Participation Agreement between LLOG Exploration Offshore, Inc., Mariner Energy, Inc., Stone Energy Corporation and Ridgewood Energy Corporation as Manager for Eos Project.

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated: October 24, 2008			RIDGEWOOD ENERGY U FUND, LLC

	By:	/s/	ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 24, 2008

	By:	/s/	KATHLEEN P. MCSHERRY

		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)