Form 10-Q
period 2009-03-31
Ridgewood Energy U Fund LLC
filed 2009-04-29
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

There is no market for the shares. As of April 29, 2009 there are 486.4825 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$9,332	$15,657
Short-term investment in marketable securities	14,924	15,055
Production receivable	82	—
Other current assets	236	117

Total current assets	24,574	30,829

Salvage fund	1,071	1,064

Oil and gas properties:
Advances to operators for working interests and expenditures	432	1,402
Unproved properties	5,847	1,895
Proved properties	5,607	3,074
Less: accumulated depletion and amortization	(76)	—

Total oil and gas properties, net	11,810	6,371

Total assets	$37,455	$38,264

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$1,146	$1,455
Accrued expenses	113	73

Total current liabilities	1,259	1,528

Asset retirement obligations	106	57

Total liabilities	1,365	1,585

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Accumulated deficit	(904)	(847)

Manager’s total	(904)	(847)

Shareholders:
Capital contributions (1,000 shares authorized; 486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Accumulated deficit	(27,115)	(26,700)

Shareholders’ total	36,725	37,140
Accumulated other comprehensive income	269	386

Total members’ capital	36,090	36,679

Total liabilities and members’ capital	$37,455	$38,264

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Three months ended March 31,
	2009	2008

Revenue
Oil and gas revenue	$122	$—
Expenses
Depletion and amortization	76	—
Dry-hole costs	125	(2)
Management fees to affiliate (Note 6)	307	379
Operating expenses	20	12
General and administrative expenses	189	102

Total expenses	717	491

Loss from operations	(595)	(491)
Other income
Interest income	123	306

Net loss	(472)	(185)

Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(117)	359

Total comprehensive (loss) income	$(589)	$174

Manager Interest
Net loss	$(57)	$(66)

Shareholder Interest
Net loss	$(415)	$(119)
Net loss per share	$(853)	$(245)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities
Net loss	$(472)	$(185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and amortization	76	—
Dry-hole costs	125	(2)
Accretion expense	1	—
Amortization of premium on investment	14	14
Interest earned on marketable securities	—	(224)
Changes in assets and liabilities:
Increase in production receivable	(82)	—
(Increase) decrease in other current assets	(97)	69
Increase in due to operators	13	—
Increase (decrease) in accrued expenses	40	(1)

Net cash used in operating activities	(382)	(329)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(5,936)	(429)
Salvage fund investments	(7)	(9)

Net cash used in investing activities	(5,943)	(438)

Net decrease in cash and cash equivalents	(6,325)	(767)

Cash and cash equivalents, beginning of period	15,657	13,316

Cash and cash equivalents, end of period	$9,332	$12,549

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties, proved properties, and dry-hole costs	$970	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.     Organization and Purpose

The Ridgewood Energy U Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on August 28, 2006 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of October 1, 2006 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund. The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico. In February 2009, the Fund began earning revenue and as a result was determined by the Manager to no longer be an exploratory stage enterprise.

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

2.     Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At March 31, 2009, bank balances exceeded federally insured limits by $4.2 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes. Effective October 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits. Additionally, non-interest bearing deposits are fully insured during this period.

Investments in Marketable Securities

At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are greater than one year. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. The Fund had no short-term held-to-maturity investments at March 31, 2009 or December 31, 2009.

The Fund currently has short-term investments, which mature in December 2009, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value. The following table is a summary of short-term, available-for-sale investments at March 31, 2009 and December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Fair Value

	(in thousands)
Available-for-Sale

U.S. Treasury notes
March 31, 2009	$14,655	$269	$14,924

December 31, 2008	$14,669	$386	$15,055

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund

The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and, plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At March 31, 2009 and December 31, 2008, the Fund had held-to-maturity investments within its salvage fund totaling $1.0 million, which mature in May 2012.

Interest earned on the account will become part of the salvage fund. There are no legal restrictions on withdrawals from the salvage fund.

Oil and Gas Properties

The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of oil and gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized. The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the units-of-production method.

As of March 31, 2009 and December 31, 2008, amounts recorded in due to operators totaling $1.1 million and $1.5 million respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures

The Fund’s acquisition of a working interest in a well or a project may require it to make a payment to the seller for the Fund’s rights, title and interest. The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred, the advances are reclassified to unproved properties.

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes in asset retirement obligations for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008

	(in thousands)
Balance - Beginning of period	$57	$—
Liabilities incurred	48	56
Liabilities settled	—	—
Accretion expense	1	1

Balance - End of period	$106	$57

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs

Syndication costs are direct costs incurred by the Fund in connection with the offering of the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances

Oil and gas revenues are recognized when oil and gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Fund began earning revenue in February 2009.

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. At March 31, 2009 and December 31, 2008, there were no material oil or gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets

The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period. If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred. Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. The Fund began production in February 2009.

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

3.     Recent Accounting Standards

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K. The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations. The final rules are effective for fiscal years ending on or after December 31, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities. On January 1, 2008, the Fund adopted SFAS No. 157 for financial assets and liabilities.

4.     Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At March 31, 2009 the Fund had no capitalized exploratory well costs in excess of one year. The following table reflects the net changes in unproved properties for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008

	(in thousands)
Balance - Beginning of period	$1,895	$7,542
Additions to capitalized exploratory well costs pending the determination of proved reserves	6,071	4,375
Reclassifications to proved properties based on the determination of proved reserves	(2,119)	(2,162)
Capitalized exploratory well costs charged to dry hole costs	—	(7,860)

Balance - End of period	$5,847	$1,895

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three months ended March 31, 2009 and 2008, certain wells received credits from their respective operators upon review and audit of the wells’ costs. Dry-hole costs, inclusive of credits, are detailed in the following table.

	Three months ended March 31,
Lease Block	2009	2008

	(in thousands)
Bison Project	$141	$—
Other wells	(16)	(2)

	$125	$(2)

5.     Distributions

Distributions to shareholders are allocated in proportion to the number of shares held. Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, which range from approximately $6 thousand to $12 thousand per share.

The Manager will determine whether available cash from operations, as defined in the LLC Agreement, is to be distributed. Such distributions will be allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

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

There have been no distributions made by the Fund since its inception.

6.     Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for each of the three months ended March 31, 2009 and 2008 were $0.3 million and $0.4 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At March 31, 2009 and December 31, 2008, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.     Fair Value of Financial Instruments

At March 31, 2009 and December 31, 2008, cash and cash equivalents, production receivable, and accrued expenses approximate fair value due to their short-term nature. At March 31, 2009 and December 31, 2008, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.

8.     Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2009, the Fund had committed to spend an additional $22.1 million related to its investment properties.

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event that is not insured or not fully insured could have an adverse impact upon earnings and financial position. Moreover, insurance is obtained as a package covering all of the funds managed by the Manager. Claims made by other funds can reduce or eliminate insurance for the Fund.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2008 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 28, 2006 to acquire interests primarily in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations. The Fund’s primary investment objective is to generate cash for distribution to its shareholders through the acquisition of “working interests” in the exploration, production and sale of oil and natural gas.

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

Business Update

The Fund owns working interests and has participated in the drilling of ten wells, two are currently drilling, three have been determined to be successful, and five have been determined to be dry-holes, one of which was during the first quarter of 2009.

Currently Drilling
Ajax Project

In December 2008, the Fund acquired a 5.0% working interest in the Ajax Project, an exploratory well, from Newfield, the operator. The Ajax Project began drilling in January 2009 and results are expected during the second quarter of 2009. Through March 31, 2009, the Fund has spent $1.5 million related to this property, for which the total estimated budget is $6.3 million.

Neptune Project

In July 2008, the Fund acquired a 6.0% working interest in the Neptune Project, an exploratory well, from Newfield, the operator. The Neptune Project began drilling in December 2008 and results are expected in May 2009. Through March 31, 2009, the Fund has spent $2.4 million related to this property, for which the total estimated budget is $4.3 million.

Successful Projects
Aspen Project

In July 2008, the Fund acquired a 1.75% working interest in the Aspen Project, an exploratory well, from Newfield Exploration Company (“Newfield”), the operator. The Aspen Project was determined to be a commercial success in April 2009 and completion efforts are ongoing. The Aspen Project is a deepwater well that requires significant infrastructure construction. Through March 31, 2009, the Fund has spent $1.9 million related to this property, for which the total estimated budget is $14.6 million, which includes two additional wells.

Cobalt Project

In August 2008, the Fund acquired a 5.0% working interest in the Cobalt Project, an exploratory well, from Newfield, the operator. The Cobalt Project was determined to be a commercial success in January 2009 and completion efforts are ongoing. The well is expected to commence production in May 2009. Through March 31, 2009, the Fund has spent $2.1 million related to this property, for which the total estimated budget is $2.6 million.

Emerald Project

In March 2008, the Fund acquired a 5.0% working interest in the Emerald Project, from LLOG Exploration Offshore, Inc. (“LLOG”), the operator. The Emerald project was determined to be a commercial success in May 2008 and has been completed. Production commenced in February 2009. Through March 31, 2009, the Fund has spent $3.4 million related to this property, for which the total estimated budget is $5.6 million, which includes the drilling of two additional wells.

Dry Holes
Bison Project

In November 2008, the Fund acquired a 4.0% working interest in the Bison Project, an exploratory well from LLOG, the operator. The Bison Project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009. Dry-hole costs related to this well totaled $0.4 million, of which $0.1 million were incurred during the three months ended March 31, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2009	2008

	(in thousands)
Revenue
Oil and gas revenue	$122	$—
Expenses
Depletion and amortization	76	—
Dry-hole costs	125	(2)
Management fees to affiliate	307	379
Operating expenses	20	12
General and administrative expenses	189	102

Total expenses	717	491

Loss from operations	(595)	(491)
Other income
Interest income	123	306

Net loss	(472)	(185)

Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(117)	359

Total comprehensive (loss) income	$(589)	$174

Three months ended March 31, 2009 compared to the Three months ended March 31, 2008

Oil and Gas Revenue. Oil and gas revenue for the three months ended March 31, 2009 was $0.1 million related to the Emerald Project, which commenced production in February 2009. Prior to February 2009, the Fund had no producing wells and therefore no operating revenue. During the three months ended March 31, 2009, the Emerald Project sold 336 barrels of oil at an average price of $39 per barrel and 26 thousand mcf of gas at an average price of $4.11 per mcf.

Depletion and Amortization. Depletion and amortization for the three months ended March 31, 2009 was $0.1 million. The Emerald Project began production in February 2009. Prior to that time, the Fund did not have production and therefore did not record any depletion or amortization.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. During the three months ended March 31, 2009 and 2008 certain wells received credits from their respective operators upon review and audit of the wells’ costs. The following table summarizes dry-hole costs inclusive of credits and plug and abandonment costs.

	Three months ended March 31,
Lease Block	2009	2008

	(in thousands)
Bison Project	$141	$—
Other wells	(16)	(2)

	$125	$(2)

Management Fees to Affiliate. Management fees for the three months ended March 31, 2009 and 2008 were $0.3 million and $0.4 million, respectively, representing 2.5% of the total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.

Operating Expenses. Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense as detailed in the following table.

	Three months ended March 31,
	2009	2008

	(in thousands)
Lease operating expenses	$15	$—
Geological costs	4	12
Accretion expense	1	—

	$20	$12

Lease operating expenses for the three months ended March 31, 2009 were related to the Emerald Project. Geological costs for the three months ended March 31, 2009 and 2008 were related to the Emerald, Neptune, and Aspen Projects. Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2009	2008

	(in thousands)
Insurance expense	$130	$31
Accounting fees	45	49
Trust fees and other	14	22

	$189	$102

Insurance expense represents premiums related to producing well and well control insurance, which varies dependent upon the number of wells producing or drilling, and director’s and officers’ liability insurance. Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. Interest income for the three months ended March 31, 2009 was $0.1 million, a $0.2 million decrease from the three months ended March 31, 2008. The decrease was the result of a reduction in average outstanding balances earning interest due to ongoing capital expenditures for oil and gas properties coupled with lower interest rates earned.

Unrealized Gain on Marketable Securities. During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which mature in December 2009. Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized. The Fund recorded an unrealized loss of $0.1 million and unrealized gain of $0.4 million, during the three months ended March 31, 2009 and 2008, respectively.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows used in operating activities for the three months ended March 31, 2009 were $0.4 million, primarily related to payments for management fees of $0.3 million and general and administrative expenses of $0.2 million, partially offset by revenue received of $40 thousand.

Cash flows used in operating activities for the three months ended March 31, 2008 were $0.3 million, primarily related to payments for management fees of $0.4 million and general and administrative expenses of $0.1 million, partially offset by interest income received of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities for the three months ended March 31, 2009 were $5.9 million, related to capital expenditures for oil and gas properties. Additionally, the Fund increased its salvage fund investments by $7 thousand, which consisted of interest earned on this account.

Cash flows used in investing activities for the three months ended March 31, 2008 were $0.4 million related to capital expenditures for oil and gas properties. Additionally, the Fund increased its salvage fund investments by $9 thousand, which consisted of interest earned on this account.

Financing Cash Flows

There were no cash flows relating to financing activities for the three months ended March 31, 2009.

There were no cash flows relating to financing activities for the three months ended March 31, 2008.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2009, the Fund had committed to spend an additional $22.1 million related to its investment properties.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is more than likely, all the capital it will be able to obtain. The number of projects in which the Fund can invest will naturally be limited, and each unsuccessful project the Fund experiences will reduce its ability to generate revenue and exhaust its capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees and capital expenditures for its investment properties. Operations are funded utilizing operating income, existing cash on-hand, short-term investments and income earned therefrom.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income and interest income, although the management fee can be paid out of capital contributions; however, this is not the Fund’s intent.

Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate any such contracts. No contractual obligations exist at March 31, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith
32

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	April 29, 2009			RIDGEWOOD ENERGY U FUND, LLC

		By:	/s/	ROBERT E. SWANSON

			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 29, 2009
		By:	/s/	KATHLEEN P. McSHERRY

			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)