Form 10-Q
period 2009-06-30
Ridgewood Energy U Fund LLC
filed 2009-08-04
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No. 000-52583

RIDGEWOOD ENERGY U FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5464059 (I.R.S. Employer Identification No.)

947 Linwood Avenue, Ridgewood, NJ 07450
(Address of principal executive offices) (Zip code)

(800) 942-5550
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

There is no market for the shares. As of August 3, 2009 there are 486.4825 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,770	$15,657
Short-term investment in marketable securities	14,822	15,055
Production receivable	136	-
Other current assets	92	117
Total current assets	22,820	30,829
Salvage fund	1,078	1,064

Oil and gas properties:
Advances to operators for working interests and expenditures	-	1,402
Unproved properties	4,104	1,895
Proved properties	6,065	3,074
Less: accumulated depletion and amortization	(284)	-
Total oil and gas properties, net	9,885	6,371

Total assets	$33,783	$38,264

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$973	$1,455
Accrued expenses	169	73
Total current liabilities	1,142	1,528
Asset retirement obligations	107	57
Total liabilities	1,249	1,585
Commitments and contingencies (Note 8)

Members' capital:
Manager:
Distributions	(12)	-
Accumulated deficit	(958)	(847)
Manager's total	(970)	(847)

Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(69)	-
Accumulated deficit	(30,449)	(26,700)
Shareholders' total	33,322	37,140

Accumulated other comprehensive income	182	386
Total members' capital	32,534	36,679

Total liabilities and members' capital	$33,783	$38,264

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$281	$-	$403	$-
Expenses
Depletion and amortization	208	-	284	-
Dry-hole costs	3,065	7,874	3,190	7,872
Management fees to affiliate (Note 6)	301	379	608	758
Operating expenses	113	-	133	12
General and administrative expenses	104	136	293	238
Total expenses	3,791	8,389	4,508	8,880
Loss from operations	(3,510)	(8,389)	(4,105)	(8,880)
Other income
Interest income	122	238	245	544
Net loss	(3,388)	(8,151)	(3,860)	(8,336)
Other comprehensive loss
Unrealized (loss) gain on marketable
securities	(87)	(222)	(204)	137
Total comprehensive loss	$(3,475)	$(8,373)	$(4,064)	$(8,199)

Manager Interest
Net loss	$(54)	$(151)	$(111)	$(217)

Shareholder Interest
Net loss	$(3,334)	$(8,000)	$(3,749)	$(8,119)
Net loss per share	$(6,853)	$(16,445)	$(7,706)	$(16,689)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities
Net loss	$(3,860)	$(8,336)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	284	-
Dry-hole costs	3,190	7,872
Accretion expense	2	-
Amortization of premium on investment	29	29
Interest earned on marketable securities	-	(181)
Changes in assets and liabilities:
Increase in production receivable	(136)	-
Decrease in other current assets	38	59
Increase in due to operators	69	-
Increase (decrease) in accrued expenses	96	(2)
Net cash used in operating activities	(288)	(559)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(7,504)	(1,922)
Investment in held-to-maturity securities	-	(12,185)
Proceeds from the maturity of investments	-	12,185
Interest reinvested in salvage fund	(14)	(17)
Net cash used in investing activities	(7,518)	(1,939)

Cash flows from financing activities
Distributions paid	(81)	-
Net cash used in financing activities	(81)	-
Net decrease in cash and cash equivalents	(7,887)	(2,498)

Cash and cash equivalents, beginning of period	15,657	13,316
Cash and cash equivalents, end of period	$7,770	$10,818

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties and dry-hole costs	$1,402	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy U Fund, LLC (the "Fund"), a Delaware limited liability company, was formed on August 28, 2006 and operates pursuant to a limited liability company agreement (the "LLC Agreement") dated as of October 1, 2006 by and among Ridgewood Energy Corporation (the "Manager"), and the shareholders of the Fund. The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  During February 2009, the Fund began earning revenue and as a result was determined by the Manager to no longer be an exploratory stage enterprise.

The Manager has direct and exclusive control over the management of the Fund's operations. With respect to project investments, the Manager locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 2, 6 and 8.

2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Fund has assessed the impact of subsequent events through August 3, 2009, the date of the issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At June 30, 2009, bank balances exceeded federally insured limits by $6.1 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  The Fund had no short-term held-to-maturity investments at June 30, 2009 and December 31, 2008.

The Fund currently has short-term investments, which mature in December 2009, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  The following table is a summary of short-term, available-for-sale investments at June 30, 2009 and December 31, 2008:

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
	(in thousands)
Available-for-Sale
U.S. Treasury notes
June 30, 2009	$14,640	$182	$14,822

December 31, 2008	$14,669	$386	$15,055

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2009, the Fund had investments in U.S. Treasury Securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in May 2012.

Interest earned on the account will become part of the salvage fund.  There are no legal restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund's portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

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

As of June 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $0.9 million and $1.5 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Balance - Beginning of period	$57	$-
Liabilities incurred	48	56
Liabilities settled	-	-
Accretion expense	2	1
Balance - End of period	$107	$57

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period. If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred. Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

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

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, trust fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3. Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards CodificationTM as the source of GAAP to be applied to nongovernmental agencies.  SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for interim or annual periods ending after September 15, 2009.  SFAS 168 will not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. FSP FAS 115-2 and 124-2 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. SFAS 157 also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”).  SFAS 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009, which includes applying the provisions of SFAS 157 to (i) other non-financial assets measured at fair value in conjunction with impairment assessments; and (ii) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on the Fund’s balance sheet, statement of operations, or statement of cash flows.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2009, the Fund had no capitalized exploratory well costs in excess of one year. The following table reflects the net changes in unproved properties for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Balance - Beginning of period	$1,895	$7,542
Additions to capitalized exploratory well costs
pending the determination of proved reserves	4,697	4,375
Reclassifications to proved properties based on
the determination of proved reserves	(2,119)	(2,162)
Capitalized exploratory well costs charged to
dry-hole costs	(369)	(7,860)
Balance - End of period	$4,104	$1,895

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three and six months ended June 30, 2009, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of credits and plug and abandonment expenses, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Neptune Project	$3,099	$-	$3,099	$-
Bison Project	-	-	141	-
Walker Ridge 155	-	7,860	(16)	7,860
Other wells	(34)	14	(34)	12
	$3,065	$7,874	$3,190	$7,872

5.  Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.  Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, which range from approximately $6 thousand to $12 thousand per share. The Fund began making distributions to eligible early investors during the second quarter of 2009.

The Manager determines whether available cash from operations, as defined in the LLC Agreement, will be distributed.  Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

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

6.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended June 30, 2009 and 2008 were $0.3 million and $0.4 million, respectively.  Management fees for the six months ended June 30, 2009 and 2008 were $0.6 million and $0.8 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At June 30, 2009 and December 31, 2008, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.  Fair Value of Financial Instruments

At June 30, 2009 and December 31, 2008, the carrying value of cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value. At June 30, 2009 and December 31, 2008, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.

8. Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2009, the Fund had committed to spend an additional $10.9 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

The Fund owns working interests and has participated in the drilling of eleven wells, two are currently drilling, three resulted in discoveries, and six have been determined to be dry holes, of which two were determined to be dry during 2009.

Currently Drilling
Ajax Project
In December 2008, the Fund acquired a 5.0% working interest in the Ajax Project, an exploratory well.  The Ajax Project began drilling in January 2009 and reached casing point in the second quarter 2009.  The operator and joint interest partners are evaluating the commercial viability of completing the Ajax Project and a determination is expected in the third quarter 2009.  Through June 30, 2009, the Fund spent $1.5 million related to this property, for which the total estimated budget is $6.3 million.

Discoveries
Cobalt Project
In August 2008, the Fund acquired a 5.0% working interest in the Cobalt Project, an exploratory well.  The Cobalt Project was determined to be a commercial success in January 2009 and production commenced in June 2009.  The Fund has spent $2.5 million related to this well.

Aspen Project
In July 2008, the Fund acquired a 1.75% working interest in the Aspen Project, an exploratory well.  The first well of the Aspen Project was determined to be a discovery in April 2009 and a second delineation well began drilling in July 2009.  Results for the second well are expected in October 2009, at which time the operator will evaluate the development plans and determine the economics of the completion.  The Aspen Project is a deepwater well that requires significant infrastructure construction.  Through June 30, 2009, the Fund has spent $2.6 million related to this project, for which the total estimated budget is $6.4 million, which includes two wells.

Emerald Project
In March 2008, the Fund acquired a 5.0% working interest in the Emerald Project.  The Emerald Project was determined to be successful in May 2008 and production commenced in February 2009.  Through June 30, 2009, the Fund has spent $3.4 million related to this project, for which the total estimated budget is $5.8 million, which includes the drilling of two additional wells.

Dry Holes
Neptune Project
In July 2008, the Fund acquired a 6.0% working interest in the Neptune Project, an exploratory well.  The Neptune Project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in May 2009.  Dry-hole costs of $3.1 million were incurred during the six months ended June 30, 2009.

Bison Project
In November 2008, the Fund acquired a 4.0% working interest in the Bison Project, an exploratory well.  The project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009. Dry-hole costs related to this well totaled $0.4 million, of which $0.1 million were incurred during the six months ended June 30, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$281	$-	$403	$-
Expenses
Depletion and amortization	208	-	284	-
Dry-hole costs	3,065	7,874	3,190	7,872
Management fees to affiliate	301	379	608	758
Operating expenses	113	-	133	12
General and administrative expenses	104	136	293	238
Total expenses	3,791	8,389	4,508	8,880
Loss from operations	(3,510)	(8,389)	(4,105)	(8,880)
Other income
Interest income	122	238	245	544
Net loss	(3,388)	(8,151)	(3,860)	(8,336)
Other comprehensive loss
Unrealized (loss) gain on
marketable securities	(87)	(222)	(204)	137
Total comprehensive loss	$(3,475)	$(8,373)	$(4,064)	$(8,199)

Overview.  Since inception, the Fund has had two wells come onto production, the Emerald Project and the Cobalt Project in February 2009 and June 2009, respectively, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses.

Oil and Gas Revenue.   Oil and gas revenue for the three and six months ended June 30, 2009 was $0.3 million and $0.4 million, respectively.  There was no revenue during the three and six months ended June 30, 2008, as the Fund’s producing wells, the Emerald and Cobalt projects, came onto production in 2009, as discussed above in “Overview”.

Oil sales volumes were approximately 6 hundred barrels at an average price of $60 per barrel for the three months ended June 30, 2009.  Oil sales volumes were approximately 9 hundred barrels at an average price of $52 per barrel for the six months ended June 30, 2009.

Gas sales volumes were 68 thousand mcf at an average price of $3.63 per mcf for the three months ended June 30, 2009.  Gas sales volumes were 94 thousand mcf at an average price of $3.76 per mcf for the six months ended June 30, 2009.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2009 was $0.2 million and $0.3 million, respectively, related to the Emerald and Cobalt projects.  Prior to February 2009, the Fund did not have production and therefore did not record any depletion or amortization.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  During the three and six months ended June 30, 2009, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs. The following table summarizes dry-hole costs, inclusive of credits, for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Neptune Project	$3,099	$-	$3,099	$-
Bison Project	-	-	141	-
Walker Ridge 155	-	7,860	(16)	7,860
Other wells	(34)	14	(34)	12
	$3,065	$7,874	$3,190	$7,872

Management Fees to Affiliate.  Management fees for the three months ended June 30, 2009 and 2008 were $0.3 million and $0.4 million, respectively.   Management fees for the six months ended June 30, 2009 and 2008 were $0.6 million and $0.8 million, respectively.  An annual management fee, totaling 2.5% of the capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Geological costs	$81	$-	$85	$12
Lease operating expense	31	-	46	-
Accretion expense	1	-	2	-
	$113	$-	$133	$12

Geological costs for the three and six months ended June 30, 2009 were related to the Aspen and Emerald projects. Geological costs for the six months ended 2008 related to the Emerald Project.  Lease operating expenses for the three and six months ended June 30, 2009 were related to the Emerald and Cobalt projects.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Insurance expense	$44	$57	$174	$88
Accounting fees	49	61	94	110
Trust fees and other	11	18	25	40
	$104	$136	$293	$238

Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and director’s and officers’ liability insurance.  Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three and six months ended June 30, 2009 was $0.1 million and $0.2 million, respectively, a decrease of $0.1 million and $0.3 million, respectively, from the three and six months ended June 30, 2008.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Unrealized (Loss) Gain on Marketable Securities.  During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which mature in December 2009.  Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized. The Fund recorded unrealized losses of $0.1 million and $0.2 million during the three and six months ended June 30, 2009, respectively and unrealized losses of $0.2 million and unrealized gains of $0.1 million during the three and six months ended June 30, 2008.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2009 were $0.3 million, primarily related to payments for management fees of $0.6 million, general and administrative expenses of $0.3 million and operating expenses of $0.1 million, partially offset by revenue received of $0.3 million, interest income received of $0.3 million and favorable working capital of $0.2 million.

Cash flows used in operating activities for the six months ended June 30, 2008 were $0.6 million, primarily related to payments for management fees of $0.8 million and general and administrative expenses of $0.2 million, partially offset by interest income received of $0.4 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2009 were $7.5 million, primarily related to capital expenditures for oil and gas properties.  Additionally, the Fund increased its salvage fund investments by $14 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the six months ended June 30, 2008 were $1.9 million, primarily related to capital expenditures for oil and gas properties totaling $1.9 million and purchases of U.S. Treasury securities totaling $12.2 million, partially offset by proceeds of $12.2 million related to the maturity of the U.S. Treasury securities. Additionally, the Fund increased its salvage fund investments by $17 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2009 were $0.1 million related to distributions paid.

There were no cash flows from financing activities during the six months ended June 30, 2008.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2009, the Fund had committed to spend an additional $10.9 million related to its investment properties.

When the Manager makes a decision to participate in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated.  If an exploratory well is deemed a dry hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, short-term investments and income earned therefrom.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income and interest income, although the management fee can be paid out of capital contributions; however, this is not the Fund’s intent.

Distributions are funded from available cash from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at June 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	August 3, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 3, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)