Form 10-Q
period 2009-09-30
Ridgewood Energy U Fund LLC
filed 2009-10-29
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

There is no market for the shares. As of October 29, 2009 there are 486.4825 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,066	$15,657
Short-term investment in marketable securities	14,714	15,055
Production receivable	73	-
Insurance receivable	320	-
Other current assets	196	117
Total current assets	21,369	30,829
Salvage fund	1,084	1,064

Oil and gas properties:
Advances to operators for working interests and expenditures	-	1,402
Unproved properties	5,476	1,895
Proved properties	6,065	3,074
Less: accumulated depletion and amortization	(563)	-
Total oil and gas properties, net	10,978	6,371
Total assets	$33,431	$38,264

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,281	$1,455
Accrued expenses	98	73
Total current liabilities	1,379	1,528
Asset retirement obligations	108	57
Total liabilities	1,487	1,585
Commitments and contingencies (Note 8)

Members' capital:
Manager:
Distributions	(47)	-
Accumulated deficit	(972)	(847)
Manager's total	(1,019)	(847)

Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(268)	-
Accumulated deficit	(30,697)	(26,700)
Shareholders' total	32,875	37,140

Accumulated other comprehensive income	88	386
Total members' capital	31,944	36,679

Total liabilities and members' capital	$33,431	$38,264

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$312	$-	$715	$-
Expenses
Depletion and amortization	279	-	563	-
Dry-hole costs	20	(30)	3,210	7,842
Management fees to affiliate (Note 6)	284	330	892	1,088
Operating expenses	39	57	172	69
General and administrative expenses	74	103	367	341
Total expenses	696	460	5,204	9,340
Loss from operations	(384)	(460)	(4,489)	(9,340)
Other income
Interest income	122	217	367	761
Net loss	(262)	(243)	(4,122)	(8,579)
Other comprehensive loss
Unrealized (loss) gain on marketable
securities	(94)	56	(298)	193
Total comprehensive loss	$(356)	$(187)	$(4,420)	$(8,386)

Manager Interest
Net loss	$(14)	$(60)	$(125)	$(277)

Shareholder Interest
Net loss	$(248)	$(183)	$(3,997)	$(8,302)
Net loss per share	$(510)	$(376)	$(8,216)	$(17,065)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities
Net loss	$(4,122)	$(8,579)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	563	-
Dry-hole costs	3,210	7,842
Accretion expense	3	1
Amortization of premium on investment	43	44
Interest earned on marketable securities	-	(240)
Changes in assets and liabilities:
Increase in production receivable	(73)	-
Increase in other current assets	(118)	(69)
Increase in due to operators	27	-
Increase in accrued expenses	25	26
Net cash used in operating activities	(442)	(975)

Cash flows from investing activities
Payments to operators for working interests
and expenditures	-	(327)
Capital expenditures for oil and gas properties	(8,814)	(2,887)
Investment in held-to-maturity securities	-	(12,185)
Proceeds from the maturity of held-to-maturity securities	-	12,185
Interest reinvested in salvage fund	(20)	(24)
Net cash used in investing activities	(8,834)	(3,238)

Cash flows from financing activities
Distributions	(315)	-
Contributions from shareholders	-	23
Syndication costs	-	(2)
Net cash (used in) provided by financing activities	(315)	21
Net decrease in cash and cash equivalents	(9,591)	(4,192)

Cash and cash equivalents, beginning of period	15,657	13,316
Cash and cash equivalents, end of period	$6,066	$9,124

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties and dry-hole costs	$1,402	$-

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

2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Fund has assessed the impact of subsequent events through October 29, 2009, the date of the issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At September 30, 2009, bank balances exceeded federally insured limits by $5.2 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  The Fund had no short-term held-to-maturity investments at September 30, 2009 and December 31, 2008.

The Fund currently has short-term investments, which mature in December 2009, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  The following table is a summary of short-term, available-for-sale investments at September 30, 2009 and December 31, 2008:

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
	(in thousands)
Available-for-Sale
U.S. Treasury notes
September 30, 2009	$14,626	$88	$14,714

December 31, 2008	$14,669	$386	$15,055

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2009, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in May 2012.

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

As of September 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $1.3 million and $1.5 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance - Beginning of period	$57	$-
Liabilities incurred	48	56
Liabilities settled	-	-
Accretion expense	3	1
Balance - End of period	$108	$57

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

3. Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification, as the source of GAAP to be applied to nongovernmental agencies. This guidance explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. It is effective for interim or annual periods ending after September 15, 2009.  The guidance was adopted for the third quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments.  The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued guidance related to fair value measurements. This guidance provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The FASB also issued guidance on the methods used to measure fair value and required expanded disclosures related to fair value measurements. The Fund adopted this guidance for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009.  The adoption did not have a material impact on the Fund’s financial statements.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.  The Fund does not expect the adoption of Release No. 33-8995 to have a material impact on its financial statements.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2009, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year. The following table reflects the net changes in unproved properties for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance - Beginning of period	$1,895	$7,542
Additions to capitalized exploratory well costs
pending the determination of proved reserves	6,069	4,375
Reclassifications to proved properties based on
the determination of proved reserves	(2,119)	(2,162)
Capitalized exploratory well costs charged to
dry-hole costs	(369)	(7,860)
Balance - End of period	$5,476	$1,895

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three and nine months ended September 30, 2009 and 2008, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of credits and plug and abandonment expenses, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Neptune Project	$-	$-	3,099	$-
Bison Project	20	-	161	-
Walker Ridge 155	1	(29)	(15)	7,831
Other wells	(1)	(1)	(35)	11
	$20	$(30)	$3,210	$7,842

5.  Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.  Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, which range from approximately $6 thousand to $12 thousand per share. The Fund began making distributions to eligible early investors during the second quarter 2009.

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

6.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2009 and 2008 were $0.3 million.  Management fees for the nine months ended September 30, 2009 and 2008 were $0.9 million and $1.1 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At September 30, 2009 and December 31, 2008, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.  Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2009 and December 31, 2008, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.

8. Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $10.5 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage
The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event that is not insured or not fully insured could have an adverse impact upon earnings and financial position.  Moreover, insurance is obtained as a package covering all of the funds managed by the Manager.  Claims made by other funds can reduce or eliminate insurance for the Fund. During the nine months ended September 30, 2009, the Fund was notified that the operator of the Aspen Project had filed an insurance claim related to an insurable event that had occurred during the drilling of the Aspen well.  At September 30, 2009, the Fund has recorded a receivable of $0.3 million, based on its estimate of insurance recoveries.  The Fund records receivables for insured losses when the expected insurance proceeds are probable and reasonably estimable.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 28, 2006 to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash for distribution to its shareholders through the acquisition of “working interests” in the exploration, production and sale of oil and natural gas.

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

Business Update

The Fund owns working interests and has participated in the drilling of eleven wells, one is currently drilling, four resulted in discoveries and six have been determined to be dry holes, of which two were determined to be dry during 2009.

Currently Drilling
Ajax Project
In December 2008, the Fund acquired a 5.0% working interest in the Ajax Project, an exploratory well.  The Ajax Project began drilling in January 2009 and reached casing point in the second quarter 2009.  The operator and joint interest partners are currently evaluating the commercial viability of completing the Ajax Project and a decision is expected in the fourth quarter.  Through September 30, 2009, the Fund spent $1.5 million related to this property.

Discoveries
Alpha Project
In September 2009, the Fund acquired a 5.0% working interest in the Alpha Project, a deepwater exploratory well.  The Alpha Project was determined to be a commercial success in October 2009, and completion efforts are ongoing.  Through September 30, 2009, the Fund has spent $0.7 million related to this well, for which the total estimated budget is $4.4 million.

Cobalt Project
In August 2008, the Fund acquired a 5.0% working interest in the Cobalt Project, an exploratory well.  The Cobalt Project was determined to be a commercial success in January 2009 and production commenced in June 2009.  The Fund has spent $2.5 million related to this well.

Aspen Project
In July 2008, the Fund acquired a 1.75% working interest in Aspen, an exploratory project.   In April 2009, the first well of the Aspen Project found hydrocarbons in three separate zones.  A second and third delineation well were drilled from July - September 2009.  Once the results from this additional drilling have been analyzed, the operator and working interest owners will evaluate possible development plans and determine the economics of the completion and further drilling.  Aspen is a deepwater project that requires significant infrastructure construction.  Through September 30, 2009, the Fund has spent $3.3 million related to this project, for which the total estimated budget is $8.1 million, which includes two additional wells. During the nine months ended September 30, 2009, the Fund was notified that the operator of the Aspen Project had filed an insurance claim related to an insurable event that had occurred during the drilling of the Aspen well.  At September 30, 2009, the Fund has recorded a receivable of $0.3 million, based on its estimate of insurance recoveries.

Emerald Project
In March 2008, the Fund acquired a 5.0% working interest in the Emerald Project, an exploratory well.  The Emerald Project was determined to be successful in May 2008 and production commenced in February 2009.  Through September 30, 2009, the Fund has spent $3.4 million related to this project, for which the total estimated budget is $5.4 million, which includes the drilling of two additional wells.

Dry Holes
Neptune Project
In July 2008, the Fund acquired a 6.0% working interest in the Neptune Project, an exploratory well.  The Neptune Project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in May 2009.  Dry-hole costs of $3.1 million were incurred during the nine months ended September 30, 2009.

Bison Project
In November 2008, the Fund acquired a 4.0% working interest in the Bison Project, an exploratory well.  The project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009. Dry-hole costs related to this well totaled $0.4 million, of which $0.2 million were incurred during the nine months ended September 30, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$312	$-	$715	$-
Expenses
Depletion and amortization	279	-	563	-
Dry-hole costs	20	(30)	3,210	7,842
Management fees to affiliate	284	330	892	1,088
Operating expenses	39	57	172	69
General and administrative expenses	74	103	367	341
Total expenses	696	460	5,204	9,340
Loss from operations	(384)	(460)	(4,489)	(9,340)
Other income
Interest income	122	217	367	761
Net loss	(262)	(243)	(4,122)	(8,579)
Other comprehensive loss
Unrealized (loss) gain on
marketable securities	(94)	56	(298)	193
Total comprehensive loss	$(356)	$(187)	$(4,420)	$(8,386)

Overview.  Since inception, the Fund has had two wells come onto production, the Emerald Project and the Cobalt Project in February 2009 and June 2009, respectively, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses.

Oil and Gas Revenue.   Oil and gas revenue for the three and nine months ended September 30, 2009 was $0.3 million and $0.7 million, respectively.  There was no revenue during the three and nine months ended September 30, 2008, as the Fund’s producing wells, the Emerald and Cobalt projects, came onto production in 2009, as discussed above in “Overview”.

Oil sales volumes were 6 hundred barrels at an average price of $64 per barrel for the three months ended September 30, 2009.  Oil sales volumes were 1 thousand barrels at an average price of $57 per barrel for the nine months ended September 30, 2009.

Gas sales volumes were 83 thousand mcf at an average price of $3.14 per mcf for the three months ended September 30, 2009.  Gas sales volumes were 177 thousand mcf at an average price of $3.47 per mcf for the nine months ended September 30, 2009.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2009 was $0.3 million and $0.6 million, respectively, related to the Emerald and Cobalt projects.  Prior to February 2009, the Fund did not have production and therefore did not record any depletion or amortization.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  During the three and nine months ended September 30, 2009 and 2008, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs. The following table summarizes dry-hole costs, inclusive of plug and abandonment costs, for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Neptune Project	$-	$-	3,099	$-
Bison Project	20	-	161	-
Walker Ridge 155	1	(29)	(15)	7,831
Other wells	(1)	(1)	(35)	11
	$20	$(30)	$3,210	$7,842

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2009 and 2008 were $0.3 million.  Management fees for the nine months ended September 30, 2009 and 2008 were $0.9 million and $1.1 million, respectively.  An annual management fee, totaling 2.5% of the capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Geological costs	$-	$56	$85	$68
Lease operating expense	38	-	84	-
Accretion expense	1	1	3	1
	$39	$57	$172	$69

Geological costs for the nine months ended September 30, 2009 were related to the Aspen and Emerald projects. Geological costs for the three and nine months ended September 30, 2008 related to the Emerald and Eos Projects.  Lease operating expenses for the three and nine months ended September 30, 2009 were related to the Emerald and Cobalt projects.  There were no lease operating expenses for the three and nine months ended September 30, 2008.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Insurance expense	$24	$42	$198	$130
Accounting fees	42	42	136	152
Trust fees and other	8	19	33	59
	$74	$103	$367	$341

Insurance expense represents premiums related to producing well and control of well insurance, which vary dependent upon the number of wells producing or drilling, and director’s and officers’ liability insurance.  Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three and nine months ended September 30, 2009 was $0.1 million and $0.4 million, respectively, a decrease of $0.1 million and $0.4 million, respectively, from the three and nine months ended September 30, 2008.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Unrealized (Loss) Gain on Marketable Securities.  During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which mature in December 2009.  Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the nine months ended September 30, 2009 were $0.4 million, primarily related to payments for management fees of $0.9 million, general and administrative expenses of $0.4 million and operating expenses of $0.2 million, partially offset by revenue received of $0.6 million, interest income received of $0.3 million and favorable working capital of $0.1 million.

Cash flows used in operating activities for the nine months ended September 30, 2008 were $1.0 million, primarily related to the payment of management fees of $1.1 million and general and administrative expenses of $0.3 million, partially offset by interest income received of $0.4 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2009 were $8.8 million, primarily related to capital expenditures for oil and gas properties.  Additionally, the Fund increased its salvage fund investments by $20 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the nine months ended September 30, 2008 were $3.2 million, related to investments in U.S. Treasury securities totaling $12.2 million and capital expenditures for oil and gas properties of $3.2 million, inclusive of advances, partially offset by proceeds from the maturity of U.S. treasury securities of $12.2 million. Additionally, during the nine months ended September 30, 2008, the Fund increased its salvage fund investments by $24 thousand, which consisted of interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2009 were $0.3 million related to manager and shareholder distributions.

Cash flows provided by financing activities for the nine months ended September 30, 2008 were $21 thousand related to capital contributions received totaling $23 thousand, partially offset by syndication cost payments of $2 thousand.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $10.5 million related to its investment properties.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at September 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 22, 2009, Kenneth W. Lang was named President and Chief Operating Officer of the Fund.  Prior to joining the Fund, Mr. Lang was with BP for twenty four years, ultimately serving as Senior Vice President for BP's Gulf of Mexico business and a member of the Board of Directors for BP America, Inc.  Robert E. Swanson, formerly President and Chief Executive Officer of the Fund, will remain Chief Executive Officer of the Fund.

On October 16, 2009, Adrien Doherty, Executive Vice President, notified the Fund that he will resign effective October 30, 2009.

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	October 29, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 29, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)