Form 10-Q
period 2010-06-30
Ridgewood Energy U Fund LLC
filed 2010-07-29
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No. 000- 52583

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

As of July 29, 2010 the Fund had 486.4825 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,619	$4,904
Short-term investment in marketable securities	3,000	14,001
Production receivable	265	132
Other current assets	57	21
Total current assets	15,941	19,058
Salvage fund	1,105	1,091
Oil and gas properties:
Advances to operators for working interests and expenditures	13	-
Unproved properties	6,617	7,137
Proved properties	6,516	5,988
Less: accumulated depletion and amortization	(1,274)	(1,932)
Total oil and gas properties, net	11,872	11,193
Total assets	$28,918	$31,342

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$699	$620
Accrued expenses	85	65
Total current liabilities	784	685
Asset retirement obligations	182	156
Total liabilities	966	841
Commitments and contingencies (Note 9)

Members' capital:
Manager:
Distributions	(91)	(60)
Accumulated deficit	(1,012)	(989)
Manager's total	(1,103)	(1,049)

Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(514)	(338)
Accumulated deficit	(34,271)	(31,952)
Shareholders' total	29,055	31,550
Total members' capital	27,952	30,501
Total liabilities and members' capital	$28,918	$31,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$492	$281	$824	$403
Expenses
Depletion and amortization	302	208	487	284
Dry-hole costs	2,230	3,065	2,267	3,190
Management fees to affiliate (Note 7)	285	301	570	608
Operating expenses	47	113	76	133
General and administrative expenses	118	104	218	293
Total expenses	2,982	3,791	3,618	4,508
Gain on sale of oil and gas property	412	-	412	-
Loss from operations	(2,078)	(3,510)	(2,382)	(4,105)
Other income
Interest income	10	122	20	245
Derivative instrument (loss) income	(21)	-	20	-
Total other (loss) income	(11)	122	40	245
Net loss	(2,089)	(3,388)	(2,342)	(3,860)
Other comprehensive loss
Unrealized loss on marketable
securities	-	(87)	-	(204)
Total comprehensive loss	$(2,089)	$(3,475)	$(2,342)	$(4,064)

Manager Interest
Net loss	$(16)	$(54)	$(23)	$(111)

Shareholder Interest
Net loss	$(2,073)	$(3,334)	$(2,319)	$(3,749)
Net loss per share	$(4,261)	$(6,853)	$(4,767)	$(7,706)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(2,342)	$(3,860)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	487	284
Dry-hole costs	2,267	3,190
Accretion expense	3	2
Gain on sale of oil and gas property	(412)	-
Amortization of premium on investment	-	29
Interest earned on marketable securities	(4)	-
Derivative instrument income	(20)	-
Derivative instrument settlements	15	-
Changes in assets and liabilities:
Increase in production receivable	(133)	(136)
Decrease in other current assets	-	38
Increase in due to operators	-	69
Increase in accrued expenses	20	96
Net cash used in operating activities	(119)	(288)

Cash flows from investing activities
Payments to operators for working interests
and expenditures	(13)	-
Capital expenditures for oil and gas properties	(3,662)	(7,504)
Proceeds from sale of oil and gas property	725	-
Investment in held-to-maturity securities	(3,000)	-
Proceeds from the maturity of held-to-maturity securities	14,005	-
Interest reinvested in salvage fund	(14)	(14)
Net cash provided by (used in) investing activities	8,041	(7,518)

Cash flows from financing activities
Distributions	(207)	(81)
Net cash used in financing activities	(207)	(81)
Net increase (decrease) in cash and cash equivalents	7,715	(7,887)

Cash and cash equivalents, beginning of year	4,904	15,657
Cash and cash equivalents, end of year	$12,619	$7,770

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties and dry-hole costs	$-	$1,402

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At June 30, 2010, the Fund’s bank balances exceeded federally insured limits by $3.5 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At June 30, 2010, the Fund had short-term, held-to-maturity investments of $3.0 million, which mature in December 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in May 2012. Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.7 million and $0.6 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.  The following table presents changes in asset retirement obligations for the six months ended June 30, 2010 and for the year ended December 31, 2009.

	June 30, 2010	December 31, 2009
	(in thousands)
Balance - Beginning of period	$156	$57
Liabilities incurred	23	43
Liabilities settled	-	-
Accretion expense	3	4
Revisions to previous estimates	-	52
Balance - End of period	$182	$156

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

At June 30, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

July 1, 2010 - October 31, 2010	Put Options	35,680	$ 4.90	$ 16

During the three months ended June 30, 2010, the Fund’s recorded derivative instrument losses of $21 thousand included unrealized losses of $36 thousand.  During the six months ended June 30, 2010, the Fund’s recorded derivative instrument income of $20 thousand included unrealized gains of $7 thousand.

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2010, the Aspen Project had capitalized exploratory well costs in excess of one year.   Completion efforts are on-going for the Aspen Project and production is expected to commence during the fourth quarter 2011.

During June 2010, the Fund sold its interest in the Ajax Project to KNOC USA Corporation and Samsung Oil & Gas USA Corp., for net proceeds of $0.7 million in cash and estimated overriding royalty interest amounts, which resulted in a gain of $0.4 million.  At the time of the sale, the carrying value for the Ajax Project was $0.3 million.  During the year ended December 31, 2009, the Fund recorded an impairment charge of $1.1 million relating to the Ajax Project, after evaluating its options for completion of the well given its estimate of current market conditions.  The carrying value for the Ajax Project prior to the impairment charge was $1.5 million.  At the time of the impairment, the fair value of the well was determined based on level 3 inputs, which include projected income from reserves utilizing forward price curves, net of anticipated costs, discounted.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).   In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010. The Fund has acquired interests in two projects, Diller and Marmalard, for which drilling dates cannot be scheduled until the BOE resumes issuing drilling permits.  As of the date of this filing, neither the Fund’s producing properties, nor the completion efforts for the Alpha and Aspen projects, have been impacted by the moratorium.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$2,276	$-	$2,276	$-
Neptune Project	(5)	3,099	(9)	3,099
Other wells	(41)	(34)	-	91
	$2,230	$3,065	$2,267	$3,190

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

7.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.3 million and $0.6 million for each of the three and six months ended June 30, 2010 and 2009, respectively.

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

8.  Fair Value Measurements

At June 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At June 30, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $10.9 million related to its investment properties, of which $7.6 million is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total spent
	Working	through	Total Estimated
	Interest	June 30, 2010	Budget	Status
		(in thousands)
Future and Current Projects
Emerald Project well #3	5.0%	$-	$1,049	Drilling date to be determined. Currently expected to commence in first quarter 2011.
Diller Project	0.75%	$157	$2,481	Acquired interest in May 2010. Drilling scheduled for January 2011.
Marmalard Project	0.75%	$176	$1,994	Acquired interest in May 2010. Drilling date to be determined.
Non-producing Properties
Alpha Project	3.75%	$2,334	$6,246	Completion efforts are ongoing. Production expected May 2011.
Aspen Project	1.75%	$3,950	$5,529	Completion efforts are ongoing. Production expected fourth quarter 2011.
Producing Properties
Emerald Project well #2	5.0%	$711	$852	Well completed and production commenced July 2010.
Cobalt Project	5.0%	$2,366	$2,396
Production commenced June 2009.  Minor recompletion into a new zone improving production in April 2010 at a cost of $9 thousand.  Additional recompletion activities to be completed at an estimated cost of $30 thousand.

Emerald Project well #1	5.0%	$3,288	$3,288	Production commenced February 2009.
Dry hole
Targa Project	2.0%	$2,276	N/A	Drilling commenced February 2010; dry hole determination May 2010.
Sold Project
Ajax Project	5.0%	$1,476	N/A	Property sold June 2010.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010. The Fund has acquired interests in two projects, Diller and Marmalard, for which drilling dates cannot be scheduled until the BOE resumes issuing drilling permits.  As of the date of this filing, neither the Fund’s producing properties, nor the completion efforts for the Alpha and Aspen projects, have been impacted by the moratorium.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.  A prolonged interruption may adversely impact the Fund’s financial position, results of operations and cash flows.

During June 2010, the Fund sold its interest in the Ajax Project to KNOC USA Corporation and Samsung Oil & Gas USA Corp., for net proceeds of $0.7 million in cash and estimated overriding royalty interest amounts, which resulted in a gain of $0.4 million.  At the time of the sale, the carrying value for the Ajax Project was $0.3 million.  During the year ended December 31, 2009, the Fund recorded an impairment charge of $1.1 million relating to the Ajax Project, after evaluating its options for completion of the well given its estimate of current market conditions.  The carrying value for the Ajax Project prior to the impairment charge was $1.5 million.  At the time of the impairment, the fair value of the well was determined based on level 3 inputs, which include projected income from reserves utilizing forward price curves, net of anticipated costs, discounted.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$492	$281	$824	$403
Expenses
Depletion and amortization	302	208	487	284
Dry-hole costs	2,230	3,065	2,267	3,190
Management fees to affiliate	285	301	570	608
Operating expenses	47	113	76	133
General and administrative expenses	118	104	218	293
Total expenses	2,982	3,791	3,618	4,508
Gain on sale of oil and gas property	412	-	412	-
Loss from operations	(2,078)	(3,510)	(2,382)	(4,105)
Other income
Interest income	10	122	20	245
Derivative instrument (loss) income	(21)	-	20	-
Total other (loss) income	(11)	122	40	245
Net loss	(2,089)	(3,388)	(2,342)	(3,860)
Other comprehensive loss
Unrealized loss on marketable
securities	-	(87)	-	(204)
Total comprehensive loss	$(2,089)	$(3,475)	$(2,342)	$(4,064)

Overview.  Since inception, the Fund has had two wells come onto production, the Emerald Project and the Cobalt Project in February 2009 and June 2009, respectively, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended June 30, 2010 was $0.5 million, a $0.2 million increase from the three months ended June 30, 2009.  The increase is attributable to the impact of increased sales volumes totaling $0.1 million and increased average prices totaling $0.1 million.

Oil sales volumes were 2 thousand barrels and 6 hundred barrels for the three months ended June 30, 2010 and 2009, respectively. The Fund’s oil prices averaged $77 per barrel during the three months ended June 30, 2010 compared to $56 per barrel during the three months ended June 30, 2009.

Gas sales volumes were 78 thousand mcf and 67 thousand mcf for the three months ended June 30, 2010 and 2009, respectively. The Fund’s gas prices averaged $4.34 per mcf during the three months ended June 30, 2010 compared to $3.63 per mcf during the three months ended June 30, 2009.

Oil and gas revenue for the six months ended June 30, 2010 was $0.8 million, a $0.4 million increase from the six months ended June 30, 2009. The increase is attributable to the impact of increased sales volumes totaling $0.2 million and increased average prices totaling $0.2 million.

Oil sales volumes were 2 thousand barrels and 9 hundred barrels for the six months ended June 30, 2010 and 2009, respectively. The Fund’s oil prices averaged $77 per barrel during the six months ended June 30, 2010 compared to $51 per barrel during the six months ended June 30, 2009.

Gas sales volumes were 131 thousand mcf and 94 thousand mcf for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.48 per mcf during the six months ended June 30, 2010 compared to $3.73 per mcf during the six months ended June 30, 2009.

The increase in volumes is primarily attributable to the timing of the onset of production as discussed in “Overview” above.  This increase was partially offset by low production rates for the Cobalt Project during the three months ended March 31, 2010 due to reduced pressure in the well.  During April 2010, the Fund performed a recompletion of the well into an upper zone, which resulted in increased oil and gas volumes for the well.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2010 was $0.3 million and $0.5 million, respectively, compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2009.  The increases primarily resulted from increases in production volumes related to the timing of the onset of production as discussed in “Overview” above.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$2,276	$-	$2,276	$-
Neptune Project	(5)	3,099	(9)	3,099
Other wells	(41)	(34)	-	91
	$2,230	$3,065	$2,267	$3,190

Management Fees to Affiliate.   Management fees for each of the three and six months ended June 30, 2010 and 2009 were $0.3 million and $0.6 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$30	$31	$55	$46
Workover costs	13	-	13	-
Geological costs	2	81	5	85
Accretion expense	2	1	3	2
	$47	$113	$76	$133

Lease operating expense related to the Fund’s producing property as outlined above in “Overview”.  For the three and six months ended June 30, 2010, average production cost was $0.32 per mcfe and $0.35 per mcfe, respectively, compared to $0.44 per mcfe and $0.46 per mcfe, respectively, for the three and six months ended June 30, 2009.  Workover costs for the three and six months ended June 30, 2010 related to the Emerald Project. Geological costs for the three and six months ended June 30, 2010 related to the Diller and Marmalard projects. Geological costs for the three and six months ended June 30, 2009 related to the Aspen and Emerald projects.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Insurance expense	$60	$44	$116	$174
Accounting fees	50	49	87	94
Trust fees and other	8	11	15	25
	$118	$104	$218	$293

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

Gain on Sale of Oil and Gas Property.  During the three and six months ended June 30, 2010 the Fund recorded a gain on sale of property of $0.4 million, related to the Ajax Project.  There were no such amounts recorded during the three and six months ended June 30, 2009.  See “Business Update” above for additional information regarding the sale.

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three and six months ended June 30, 2010 was $10 thousand and $20 thousand, respectively, a decrease of $0.1 million and $0.2 million, respectively, from the three and six months ended June 30, 2009.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Derivative Instrument (Loss) Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended June 30, 2010, unrealized losses related to these contracts were $36 thousand and realized gains related to these contracts were $15 thousand.  During the six months ended June 30, 2010, unrealized gains related to these contracts were $7 thousand and realized gains related to these contracts were $13 thousand.  There was no derivative activity during the three and six months ended June 30, 2009.

Unrealized Loss on Marketable Securities.  During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which matured in December 2009.  Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized.  During the three and six months ended June 30, 2009, the Fund recorded unrealized losses of $0.1 million and $0.2 million, respectively, related to its available-for-sale-security.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2010 were $0.1 million, primarily related to management fees of $0.6 million, general and administrative expenses of $0.2 million and operating expenses of $0.1 million, partially offset by revenue received of $0.7 million.

Cash flows used in operating activities for the six months ended June 30, 2009 were $0.3 million, primarily related to management fees of $0.6 million, general and administrative expenses of $0.3 million and operating expenses of $0.1 million, partially offset by revenue received of $0.3 million, interest income received of $0.3 million and favorable working capital of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2010 were $8.0 million, primarily related to the maturity of investments in U.S. treasury securities of $14.0 million coupled with the proceeds from the sale of the Ajax Project totaling $0.7 million, partially offset by capital expenditures for oil and gas properties of $3.7 million, inclusive of advances and investments in U.S. treasury securities of $3.0 million.

Cash flows used in investing activities for the six months ended June 30, 2009 were $7.5 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2010 were $0.2 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2009 were $0.1 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $10.9 million related to its investment properties, of which $7.6 million is expected to be incurred during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will be limited, and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	July 29, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 29, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)