Form 10-Q
period 2010-09-30
Ridgewood Energy U Fund LLC
filed 2010-11-02
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 2, 2010 the Fund had 486.4825 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,015	$4,904
Short-term investment in marketable securities	3,002	14,001
Production receivable	333	132
Other current assets	76	21
Total current assets	14,426	19,058
Salvage fund	1,111	1,091
Oil and gas properties:
Unproved properties	7,047	7,137
Proved properties	6,590	5,988
Less: accumulated depletion and amortization	(1,853)	(1,932)
Total oil and gas properties, net	11,784	11,193
Total assets	$27,321	$31,342

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$301	$620
Accrued expenses	62	65
Total current liabilities	363	685
Asset retirement obligations	183	156
Total liabilities	546	841
Commitments and contingencies (Note 9)

Members' capital:
Manager:
Distributions	(150)	(60)
Accumulated deficit	(949)	(989)
Manager's total	(1,099)	(1,049)

Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(1,502)	(338)
Accumulated deficit	(34,464)	(31,952)
Shareholders' total	27,874	31,550
Total members' capital	26,775	30,501
Total liabilities and members' capital	$27,321	$31,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$890	$312	$1,714	$715
Expenses
Depletion and amortization	579	279	1,066	563
Dry-hole costs	8	20	2,275	3,210
Management fees to affiliate (Note 7)	266	284	836	892
Operating expenses	31	39	107	172
General and administrative expenses	152	74	370	367
Total expenses	1,036	696	4,654	5,204
Gain on sale of oil and gas property	-	-	412	-
Loss from operations	(146)	(384)	(2,528)	(4,489)
Other income
Interest income	9	122	29	367
Derivative instrument income	7	-	27	-
Total other income	16	122	56	367
Net loss	(130)	(262)	(2,472)	(4,122)
Other comprehensive loss
Unrealized loss on marketable
securities	-	(94)	-	(298)
Total comprehensive loss	$(130)	$(356)	$(2,472)	$(4,420)

Manager Interest
Net income (loss)	$63	$(14)	$40	$(125)

Shareholder Interest
Net loss	$(193)	$(248)	$(2,512)	$(3,997)
Net loss per share	$(397)	$(510)	$(5,164)	$(8,216)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(2,472)	$(4,122)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	1,066	563
Dry-hole costs	2,275	3,210
Accretion expense	4	3
Gain on sale of oil and gas property	(412)	-
Amortization of premium on investment	-	43
Interest earned on marketable securities	(6)	-
Derivative instrument income	(27)	-
Derivative instrument settlements	36	-
Changes in assets and liabilities:
Increase in production receivable	(201)	(73)
Increase in other current assets	(33)	(118)
Increase in due to operators	97	27
(Decrease) increase in accrued expenses	(3)	25
Net cash provided by (used in) operating activities	324	(442)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(4,669)	(8,814)
Proceeds from sale of oil and gas property	725	-
Investment in held-to-maturity securities	(3,000)	-
Proceeds from the maturity of held-to-maturity securities	14,005	-
Interest reinvested in salvage fund	(20)	(20)
Net cash provided by (used in) investing activities	7,041	(8,834)

Cash flows from financing activities
Distributions	(1,254)	(315)
Net cash used in financing activities	(1,254)	(315)
Net increase (decrease) in cash and cash equivalents	6,111	(9,591)

Cash and cash equivalents, beginning of year	4,904	15,657
Cash and cash equivalents, end of year	$11,015	$6,066

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties and dry-hole costs	$-	$1,402

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At September 30, 2010, the Fund’s bank balances exceeded federally insured limits by $3.9 million, of which $3.0 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At September 30, 2010, the Fund had a short-term, held-to-maturity investment of $3.0 million, which matures in December 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in May 2012. Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.2 million and $0.6 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2010 and for the year ended December 31, 2009.

	September 30, 2010	December 31, 2009
	(in thousands)
Balance - Beginning of period	$156	$57
Liabilities incurred	23	43
Liabilities settled	-	-
Accretion expense	4	4
Revisions to previous estimates	-	52
Balance - End of period	$183	$156

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

At September 30, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

October 1, 2010 - October 31, 2010	Put Options	8,993	$ 4.90	$ 10

During the nine months ended September 30, 2010, the Fund’s derivative instrument income included unrealized gains of $7 thousand.

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2010, the Aspen Project had capitalized exploratory well costs in excess of one year.   Completion efforts are on-going for the Aspen Project and production is expected to commence during the fourth quarter 2011.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$-	$-	$2,276	$-
Neptune Project	(1)	-	(10)	3,099
Other wells	9	20	9	111
	$8	$20	$2,275	$3,210

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

7.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.3 million for each of the three months ended September 30, 2010 and 2009, respectively.  Management fees were $0.8 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.

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

8.  Fair Value Measurements

At September 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $14.1 million related to its investment properties, of which $7.5 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total spent
	Working	through	Total Estimated
	Interest	September 30, 2010	Budget	Status
		(in thousands)
Non-producing Properties
Alpha Project	3.75%	$2,290	$6,351	Completion efforts are ongoing. Production expected May 2011.
Aspen Project	1.75%	$4,424	$5,623	Completion efforts are ongoing. Production expected fourth quarter 2011.
Diller Project	0.75%	$157	$4,611	Acquired interest in May 2010. Drilling scheduled for second quarter 2011.
Emerald Project well #3	5.0%	$-	$1,049	Drilling date currently expected to commence in second quarter 2011.
Marmalard Project	0.75%	$177	$3,425	Acquired interest in May 2010. Drilling date to be determined.
Producing Properties
Cobalt Project	5.0%	$2,367	$2,397
Production commenced June 2009.  Minor recompletion into a new zone improving production completed in April 2010 at a cost of $9 thousand.  Additional recompletion activities planned at an estimated cost of $30 thousand.

Emerald Project well #1	5.0%	$3,279	$3,279	Production commenced February 2009.
Emerald Project well #2	5.0%	$780	$793	Well completed and production commenced July 2010. Workover completed in October 2010 at a cost of $13 thousand.
Dry hole
Targa Project	2.0%	$2,276	N/A	Drilling commenced February 2010; dry hole determination May 2010.
Sold Project
Ajax Project	5.0%	$1,477	N/A	Property sold June 2010.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deepwater of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing.  Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico, which has been lifted effective October 12, 2010.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

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

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$890	$312	$1,714	$715
Expenses
Depletion and amortization	579	279	1,066	563
Dry-hole costs	8	20	2,275	3,210
Management fees to affiliate	266	284	836	892
Operating expenses	31	39	107	172
General and administrative expenses	152	74	370	367
Total expenses	1,036	696	4,654	5,204
Gain on sale of oil and gas property	-	-	412	-
Loss from operations	(146)	(384)	(2,528)	(4,489)
Other income
Interest income	9	122	29	367
Derivative instrument income	7	-	27	-
Total other income	16	122	56	367
Net loss	(130)	(262)	(2,472)	(4,122)
Other comprehensive loss
Unrealized loss on marketable
securities	-	(94)	-	(298)
Total comprehensive loss	$(130)	$(356)	$(2,472)	$(4,420)

Overview.  Since inception the Fund has had three producing wells, Emerald Project wells #1 and #2 and the Cobalt Project, which commenced in February 2009, July 2010 and June 2009, respectively, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended September 30, 2010 was $0.9 million, a $0.6 million increase from the three months ended September 30, 2009.  The increase is attributable to the impact of increased sales volumes totaling $0.3 million and increased average prices totaling $0.3 million.

Oil sales volumes were 3 thousand barrels and 6 hundred barrels for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $77 per barrel during the three months ended September 30, 2010 compared to $64 per barrel during the three months ended September 30, 2009.

Gas sales volumes were 145 thousand mcf and 83 thousand mcf for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.16 per mcf during the three months ended September 30, 2010 compared to $3.14 per mcf during the three months ended September 30, 2009.

Oil and gas revenue for the nine months ended September 30, 2010 was $1.7 million, a $1.0 million increase from the nine months ended September 30, 2009.  The increase is attributable to the impact of increased sales volumes totaling $0.6 million and increased average prices totaling $0.4 million.

Oil sales volumes were 5 thousand barrels and 1 thousand barrels for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $77 per barrel during the nine months ended September 30, 2010 compared to $56 per barrel during the nine months ended September 30, 2009.

Gas sales volumes were 280 thousand mcf and 178 thousand mcf for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.22 per mcf during the nine months ended September 30, 2010 compared to $3.45 per mcf during the nine months ended September 30, 2009.

The increases in volumes are primarily attributable to the timing of the onset of production for the Fund’s producing wells as discussed in “Overview” above.  These increases were partially offset by low production rates for the Cobalt Project during the first quarter 2010 due to reduced pressure in the well.  During the second quarter 2010, the Fund performed a recompletion of the well into an upper zone, which resulted in increased oil and gas volumes for the well.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2010 was $0.6 million and $1.1 million, respectively, an increase of $0.3 million and $0.5 million from the three and nine months ended September 30, 2009, respectively.  The increase in the three month period resulted primarily from an increase in production volumes totaling $0.3 million.  The increase in the nine month period resulted from an increase in production volumes totaling $0.4 million, coupled with an increase in average depletion rates totaling $0.1 million.  The increase in the average depletion rate was primarily due to higher cost reserve additions for the Emerald Project well #2.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$-	$-	$2,276	$-
Neptune Project	(1)	-	(10)	3,099
Other wells	9	20	9	111
	$8	$20	$2,275	$3,210

Management Fees to Affiliate.   Management fees for each of the three months ended September 30, 2010 and 2009 were $0.3 million.  Management fees for the nine months ended September 30, 2010 and 2009 were $0.8 million and $0.9 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$35	$38	$90	$84
Geological costs	4	-	9	85
Accretion expense	1	1	4	3
Workover costs	(9)	-	4	-
	$31	$39	$107	$172

Lease operating expense related to the Fund’s producing properties as outlined above in “Overview”.  For the three months ended September 30, 2010 and 2009, average production cost was $0.19 per mcfe and $0.42 per mcfe, respectively.  For the nine months ended September 30, 2010 and 2009, average production cost was $0.26 per mcfe and $0.44 per mcfe, respectively.  Geological costs for the three and nine months ended September 30, 2010 related to the Aspen, Diller and Marmalard projects. Geological costs for the three and nine months ended September 30, 2009 related to the Aspen and Emerald projects.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Workover credits and costs for the three and nine months ended September 30, 2010 related to the Emerald Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Insurance expense	$108	$24	$224	$198
Accounting fees	39	42	126	136
Trust fees and other	5	8	20	33
	$152	$74	$370	$367

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

Gain on Sale of Oil and Gas Property.  During the nine months ended September 30, 2010 the Fund recorded a gain on sale of property of $0.4 million, related to the Ajax Project.  There were no such amounts recorded during the three months ended September 30, 2010 and the three and nine months ended September 30, 2009.  See “Business Update” above for additional information regarding the sale.

Interest Income.    Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three and nine months ended September 30, 2010 was $9 thousand and $29 thousand, respectively, a decrease of $0.1 million and $0.3 million, respectively, from the three and nine months ended September 30, 2009.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Derivative Instrument Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended September 30, 2010, realized gains related to these contracts were $7 thousand.  During the nine months ended September 30, 2010, unrealized and realized gains related to these contracts were $7 thousand and $20 thousand, respectively .  There was no derivative activity during the three and nine months ended September 30, 2009.

Unrealized Loss on Marketable Securities.  During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which matured in December 2009.  Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized.  During the three and nine months ended September 30, 2009, the Fund recorded unrealized losses of $0.1 million and $0.3 million, respectively, related to its available-for-sale-security.  There were no unrealized losses on marketable securities for the three and nine months ended September 30, 2010.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2010 were $0.3 million, primarily related to revenue received of $1.5 million and favorable working capital of $0.1 million, partially offset by management fees of $0.8 million, general and administrative expenses of $0.4 million and operating expenses of $0.1 million.

Cash flows used in operating activities for the nine months ended September 30, 2009 were $0.4 million, primarily related to management fees of $0.9 million, general and administrative expenses of $0.4 million and operating expenses of $0.2 million, partially offset by revenue received of $0.6 million, interest income received of $0.3 million and favorable working capital of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2010 were $7.0 million, primarily related to the maturity of investments in U.S. Treasury securities of $14.0 million and proceeds from the sale of the Ajax Project totaling $0.7 million, partially offset by capital expenditures for oil and gas properties of $4.7 million and investments in U.S. Treasury securities of $3.0 million.

Cash flows used in investing activities for the nine months ended September 30, 2009 were $8.8 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2010 were $1.3 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2009 were $0.3 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $14.1 million related to its investment properties, of which $7.5 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	November 2, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 2, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)