Form 10-Q
period 2011-03-31
Ridgewood Energy U Fund LLC
filed 2011-05-05
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

As of May 5, 2011 the Fund had 486.4825 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,760	$5,150
Short-term investments in marketable securities	7,999	7,996
Production receivable	305	401
Receivable from sale of oil and gas properties	-	1,750
Other current assets	96	51
Total current assets	12,160	15,348
Salvage fund	1,125	1,118
Oil and gas properties:
Unproved properties	4,659	4,466
Proved properties	6,589	6,589
Less: accumulated depletion and amortization	(2,715)	(2,325)
Total oil and gas properties, net	8,533	8,730
Total assets	$21,818	$25,196

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$358	$1,526
Accrued expenses	60	50
Total current liabilities	418	1,576
Asset retirement obligations	184	184
Total liabilities	602	1,760
Commitments and contingencies (Note 9)

Members' capital:
Manager:
Distributions	(362)	(237)
Accumulated deficit	(813)	(902)
Manager's total	(1,175)	(1,139)

Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(4,338)	(1,998)
Accumulated deficit	(37,111)	(37,267)
Shareholders' total	22,391	24,575
Total members' capital	21,216	23,436
Total liabilities and members' capital	$21,818	$25,196

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2011	2010
Revenue
Oil and gas revenue	$912	$332
Expenses
Depletion and amortization	390	185
Dry-hole costs	(18)	37
Management fees to affiliate (Note 7)	232	285
Operating expenses	48	29
General and administrative expenses	40	100
Total expenses	692	636
Income (loss) from operations	220	(304)
Other income	25	51
Net income (loss)	$245	$(253)

Manager Interest
Net income (loss)	$89	$(7)

Shareholder Interest
Net income (loss)	$156	$(246)
Net income (loss) per share	$321	$(506)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$245	$(253)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	390	185
Dry-hole costs	(18)	37
Derivative instrument income	(14)	(41)
Derivative instrument settlements	17	-
Changes in assets and liabilities:
Decrease in production receivable	96	44
Increase in other current assets	(50)	(12)
Decrease in due to operators	(50)	(3)
Increase in accrued expenses	10	44
Net cash provided by operating activities	626	1

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,294)	(225)
Proceeds from sale of oil and gas properties	1,750	-
Interest reinvested in salvage fund	(7)	(7)
Net cash provided by (used in) investing activities	449	(232)

Cash flows from financing activities
Distributions	(2,465)	(144)
Net cash used in financing activities	(2,465)	(144)
Net decrease in cash and cash equivalents	(1,390)	(375)

Cash and cash equivalents, beginning of period	5,150	4,904
Cash and cash equivalents, end of period	$3,760	$4,529

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 7 and 9.

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2010 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2011, the Fund’s bank balances exceeded federally insured limits by $3.6 million, of which $3.0 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At March 31, 2011, the Fund had short-term, held-to-maturity investments of $8.0 million, which mature in May 2011.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, of $1.0 million, which mature in May 2012. Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At March 31, 2011 and December 31, 2010, amounts recorded in due to operators totaling $0.3 million and $1.4 million, respectively, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 4.  “Derivative Instruments,” for more information.

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

3.   Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective beginning January 1, 2010.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund’s financial statements for the year ending December 31, 2011. The adoption of the guidance is not expected to have a material impact.

4.   Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. In January 2011, the Fund entered into two eight-month derivative contracts for put options relating to the pricing of gas for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon closing exchange prices on the New York Mercantile Exchange (“NYMEX”).  See Note 8. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets” and are settled based upon reported prices on the NYMEX.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At March 31, 2011, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)
April 1, 2011 - October 31, 2011	Put Options	117,460	$4.35	$30
April 1, 2011 - October 31, 2011	Put Options	117,460	$4.25	$25

For the three months ended March 31, 2011 and 2010, the Fund’s derivative instrument income included unrealized gains of $4 thousand and $43 thousand, respectively.

5.   Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2011, the Fund had one unproved property, the Alpha Project, with capitalized exploratory well costs in excess of one year.  The Fund is currently undergoing completion efforts for the Alpha Project and production is expected to commence fourth quarter 2011.

In December 2010, after determining not to proceed with the completion of the Aspen Project, the Fund entered into an agreement to sell its working interest in the Aspen Project to Stone Energy Corporation, for net proceeds of $1.8 million in cash, which resulted in a loss of $2.7 million.  The proceeds from the sale of the Aspen Project were collected in January 2011.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund had credits to dry-hole costs of $18 thousand during the three months ended March 31, 2011.  Dry-hole costs, inclusive of credits, were $37 thousand during the three months ended March 31, 2010.

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

7.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended March 31, 2011 and 2010 were $0.2 million and $0.3 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended March 31, 2011 and 2010 were $0.1 million and $21 thousand, respectively.

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

8.   Fair Value Measurements

At March 31, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, production receivable, receivable from sale of oil and gas properties, salvage fund and accrued expenses approximate fair value.  At March 31, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

9.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2011, the Fund had committed to spend an additional $10.2 million related to its investment properties, of which $5.5 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

In response to the April 2010 oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Lease Expirations
On April 25, 2011, the Fund received notification from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOE”) that its extension request for the Diller Project lease, which was scheduled to expire on May 31, 2011, had been approved, extending such lease through October 31, 2011.  The lease for the Marmalard Project is scheduled to expire on May 31, 2011 unless exploration activities begin or an extension of the lease is issued by the BOE.  If this lease expires, it will revert back to the U.S. government.  As a precautionary measure, the operator of this project has filed a request with the BOE for an extension of the lease.  Should the lease expire, the Fund would record a loss on lease expiration of approximately $0.2 million.

Given the Diller Project lease extension, and that significant delays in granting drilling permits have been caused by the government-imposed moratorium and continue to be delayed due to the pace of the issuance of drilling permits, the Manager believes, but cannot guarantee, such extension will be issued for the Marmalard Project lease.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2010 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 28, 2006 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development shallow water or deepwater oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

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

Lease Block	Working Interest	Total spent through March 31, 2011	Total Fund Budget	Status
		(in thousands)
Non-producing Properties
Alpha Project	3.75%	$4,314	$6,708	Completion efforts are ongoing. Production expected to commence fourth quarter 2011.
Diller Project	0.75%	$160	$4,627	Acquired interest in May 2010. Drilling date to be determined. See further discussion below.
Marmalard Project	0.75%	$185	$3,452	Acquired interest in May 2010. Drilling date to be determined. See further discussion below.
Producing Properties
Cobalt Project	5.0%	$2,366	$2,431	Production commenced in 2009. Recompletion efforts planned at an estimated cost of $0.1 million.
Emerald Project well #1	5.0%	$3,279	$3,279	Production commenced in 2009.
Emerald Project well #2	5.0%	$780	$798	Production commenced July 2010. Recompletion efforts to access behind the pipe reserves are planned for 2013 at an estimated cost of $18 thousand.

On April 25, 2011, the Fund received notification from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOE”) that its extension request for the Diller Project lease, which was scheduled to expire on May 31, 2011, had been approved, extending such lease through October 31, 2011.  The lease for the Marmalard Project is scheduled to expire on May 31, 2011 unless exploration activities begin or an extension of the lease is issued by the BOE.  If this lease expires, it will revert back to the U.S. government.  As a precautionary measure, the operator of this project has filed a request with the BOE for an extension of the lease.

Given the Diller Project lease extension, and that significant delays in granting drilling permits have been caused by the government-imposed moratorium and continue to be delayed due to the pace of the issuance of drilling permits, the Manager believes, but cannot guarantee, such extension will be issued for the Marmalard Project lease.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$912	$332
Expenses
Depletion and amortization	390	185
Dry-hole costs	(18)	37
Management fees to affiliate	232	285
Operating expenses	48	29
General and administrative expenses	40	100
Total expenses	692	636
Income (loss) from operations	220	(304)
Other income	25	51
Net income (loss)	$245	$(253)

Overview.   The Fund’s revenue, depletion and amortization and lease operating expense were primarily affected by the timing of the onset of production of the Fund’s wells.  During the three months ended March 31, 2011, the Fund had three wells that produced for a total of 258 days, compared to two wells that produced for a total of 172 days during the three months ended March 31, 2010.  The increase in total production days resulted from the onset of production for the Emerald Project well # 2, which commenced in July 2010.  During the three months ended March 31, 2011, the Fund's wells’ production rate averaged 650 mcfe/producing day, compared to 357 mcfe/producing day during the three months ended March 31, 2010.  The increase was related to the onset of production for the Emerald Project well #2 coupled with improved production for the Cobalt Project, which underwent a minor re-completion in April 2010.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended March 31, 2011 was $0.9 million, a $0.6 million increase from the three months ended March 31, 2010.  The increase is attributable to increased sales volumes totaling $0.5 million coupled with the impact of increased average oil prices totaling $0.1 million.

Oil sales volumes were 3 thousand barrels and 4 hundred barrels for the three months ended March 31, 2011 and 2010, respectively.  The Fund’s oil prices averaged $101 per barrel during the three months ended March 31, 2011 compared to $74 per barrel during the three months ended March 31, 2010.

Gas sales volumes were 143 thousand mcf and 49 thousand mcf for the three months ended March 31, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.12 per mcf during the three months ended March 31, 2011 compared to $5.11 per mcf during the three months ended March 31, 2010.

The increases in sales volumes were primarily related to the timing of the onset of production for the Fund’s producing wells and increased production rates for the Cobalt Project, as discussed in “Overview” above.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2011 was $0.4 million, an increase of $0.2 million from the three months ended March 31, 2010.  The increase resulted from an increase in production volumes totaling $0.4 million, partially offset by a decrease in average depletion rates totaling $0.2 million.  The decrease in the average depletion rate is primarily related to revisions to reserve estimates.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund had credits to dry-hole costs of $18 thousand during the three months ended March 31, 2011.  Dry-hole costs, inclusive of credits, were $37 thousand during the three months ended March 31, 2010.

Management Fees to Affiliate. Management fees for the three months ended March 31, 2011 and 2010 were $0.2 million and $0.3 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2011	2010
	(in thousands)
Lease operating expense	$44	$25
Other expense	4	4
	$48	$29

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.26 per mcfe during the three months ended March 31, 2011 compared to $0.44 per mcfe during the three months ended March 31, 2010.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2011	2010
	(in thousands)
Accounting fees	$36	$37
Trust fees and other	5	7
Insurance expense	(1)	56
	$40	$100

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling and directors’ and officers’ liability insurance.

Other Income.  Other income for the three months ended March 31, 2011 and 2010 is detailed in the following table.

	Three months ended March 31,
	2011	2010
	(in thousands)
Interest income	$11	$10
Realized gains (losses) on derivative instruments	10	(2)
Unrealized gains on derivative instruments	4	43
	$25	$51

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2011 were $0.6 million, primarily related to revenue received of $1.0 million, partially offset by management fees of $0.2 million, operating expenses paid of $0.1 million and the purchase of derivative instruments of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2010 were $1 thousand, primarily related to revenue receipts totaling $0.4 million, partially offset by payments for management fees of $0.3 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the three months ended March 31, 2011 were $0.4 million, primarily related to the proceeds from the sale of the Aspen Project totaling $1.8 million, partially offset by capital expenditures for oil and gas properties of $1.3 million.

Cash flows used in investing activities for the three months ended March 31, 2010 were $0.2 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2011 were $2.5 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2010 were $0.1 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2011, the Fund had committed to spend an additional $10.2 million related to its investment properties, of which $5.5 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFEORMATION

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

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY U FUND, LLC
Dated:	May 5, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 5, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)