Form 10-Q
period 2011-06-30
Ridgewood Energy U Fund LLC
filed 2011-08-02
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of August 2, 2011 the Fund had 486.4825 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$8,499	$5,150
Short-term investments in marketable securities	3,001	7,996
Production receivable	285	401
Receivable from sale of oil and gas properties	-	1,750
Other current assets	62	51
Total current assets	11,847	15,348
Salvage fund	1,132	1,118
Oil and gas properties:
Unproved properties	5,001	4,466
Proved properties	6,566	6,589
Less: accumulated depletion and amortization	(3,114)	(2,325)
Total oil and gas properties, net	8,453	8,730
Total assets	$21,432	$25,196

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$464	$1,526
Accrued expenses	60	50
Total current liabilities	524	1,576
Asset retirement obligations	194	184
Total liabilities	718	1,760
Commitments and contingencies (Note 9)

Members' capital:
Manager:
Distributions	(455)	(237)
Accumulated deficit	(736)	(902)
Manager's total	(1,191)	(1,139)

Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(4,868)	(1,998)
Accumulated deficit	(37,067)	(37,267)
Shareholders' total	21,905	24,575
Total members' capital	20,714	23,436
Total liabilities and members' capital	$21,432	$25,196

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$950	$492	$1,862	$824
Expenses
Depletion and amortization	399	302	789	487
Dry-hole costs	(1)	2,230	(19)	2,267
Management fees to affiliate (Note 7)	231	285	463	570
Operating expenses	67	47	115	76
General and administrative expenses	82	118	122	218
Total expenses	778	2,982	1,470	3,618
(Loss) gain on sale of oil and gas properties	(10)	412	(10)	412
Income (loss) from operations	162	(2,078)	382	(2,382)
Other (loss) income	(41)	(11)	(16)	40
Net income (loss)	$121	$(2,089)	$366	$(2,342)

Manager Interest
Net income (loss)	$77	$(16)	$166	$(23)

Shareholder Interest
Net income (loss)	$44	$(2,073)	$200	$(2,319)
Net income (loss) per share	$90	$(4,261)	$411	$(4,767)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$366	$(2,342)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion and amortization	789	487
Dry-hole costs	(19)	2,267
Loss (gain) on sale of oil and gas properties	10	(412)
Derivative instrument loss (income)	35	(20)
Derivative instrument settlements	20	15
Changes in assets and liabilities:
Decrease (increase) in production receivable	116	(133)
Increase in other current assets	(69)	(4)
Decrease in due to operators	(56)	-
Increase in accrued expenses	10	23
Net cash provided by (used in) operating activities	1,202	(119)

Cash flows from investing activities
Payments to operators for working interests
and expenditures	-	(13)
Capital expenditures for oil and gas properties	(1,500)	(3,662)
Proceeds from sale of oil and gas properties	1,750	725
Investments in marketable securities	(3,001)	(3,000)
Proceeds from marketable securities	8,000	14,005
Interest reinvested in salvage fund	(14)	(14)
Net cash provided by investing activities	5,235	8,041

Cash flows from financing activities
Distributions	(3,088)	(207)
Net cash used in financing activities	(3,088)	(207)
Net increase in cash and cash equivalents	3,349	7,715

Cash and cash equivalents, beginning of period	5,150	4,904
Cash and cash equivalents, end of period	$8,499	$12,619

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2011, the Fund’s bank balances exceeded federally insured limits by $7.6 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At June 30, 2011, the Fund had short-term, held-to-maturity investments of $3.0 million, which mature in December 2011.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in May 2012. Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $0.4 million and $1.4 million, respectively, related to capital expenditures for oil and gas properties.

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

4.   Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. In January 2011, the Fund entered into two eight-month derivative contracts for put options relating to the pricing of gas for a portion of its anticipated production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 8. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets”.  The derivative contracts relating to gas pricing are settled based upon reported prices on NYMEX.  The derivative contracts relating to oil pricing are settled based upon averaged reported prices on ICE.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other (loss) income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At June 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil and gas that are not designated for hedge accounting as detailed in the following tables.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)
July 1, 2011 - October 31, 2011	Put Options	67,512	$4.25	$5
July 1, 2011 - October 31, 2011	Put Options	67,512	$4.35	$6

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
July 1, 2011 - April 30, 2012	Put Options	2,243	$105	$10
July 1, 2011 - April 30, 2012	Put Options	1,074	$112	$7
July 1, 2011 - April 30, 2012	Put Options	1,074	$100	$4

For the three and six months ended June 30, 2011 and 2010, the Fund’s derivative instrument income consisted of the following:
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Realized (losses) gains on derivative instruments	$(25)	$15	$(15)	$13
Unrealized (losses) gains on derivative instruments	(24)	(36)	(20)	7
	$(49)	$(21)	$(35)	$20

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2011, the Fund had one unproved property, the Alpha Project, with capitalized exploratory well costs in excess of one year.  The Fund is currently undergoing completion efforts for the Alpha Project and production is expected to commence fourth quarter 2011.

During June 2010, the Fund sold its interest in the Ajax Project to KNOC USA Corporation and Samsung Oil & Gas USA Corp., for net proceeds of $0.7 million in cash and estimated overriding royalty interest amounts, which resulted in a gain of $0.4 million.  At the time of the sale, the carrying value for the Ajax Project was $0.3 million, which reflects a prior year impairment charge of $1.1 million.  During the three and six months ended June 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $10 thousand as a result of additional asset retirement obligations related to the Ajax Project.

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

	Three months ended June 30,		Six months ended June 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
Targa Project	$-	$2,276	$1	$2,276
Other wells	(1)	(46)	(20)	(9)
	$(1)	$2,230	$(19)	$2,267

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

7.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended June 30, 2011 and 2010 were $0.2 million and $0.3 million, respectively.  Management fees for the six months ended June 30, 2011 and 2010 were $0.5 million and $0.6 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended June 30, 2011 and 2010 were $0.1 million and $10 thousand, respectively.  Distributions paid to the Manager for the six months ended June 30, 2011 and 2010 were $0.2 million and $31 thousand, respectively.

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

8.  Fair Value Measurements

At June 30, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, production receivable, receivable from sale of oil and gas properties, salvage fund and accrued expenses approximate fair value.  At June 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $10.4 million related to its investment properties, of which $5.8 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

Lease Expirations
On April 25, 2011, the Fund received notification from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOE”) that its extension request for the Diller Project lease, which was scheduled to expire on May 31, 2011, had been approved, extending such lease through October 31, 2011.  Additionally, in May 2011, the BOE issued a one-year extension for all leases that had been set to expire prior to December 15, 2011.  Accordingly, the Diller and Marmalard leases have been extended through May 31, 2012.

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

Lease Block	Working Interest	Total spent through June 30, 2011	Total Fund Budget	Status
		(in thousands)
Non-producing Properties
Alpha Project	3.75%	$4,656	$7,134	Completion efforts are ongoing. Production expected to commence fourth quarter 2011.
Diller Project	0.75%	$160	$4,705	Acquired interest in May 2010. Drilling date to be determined. See further discussion below.
Marmalard Project	0.75%	$185	$3,506	Acquired interest in May 2010. Drilling date to be determined. See further discussion below.
Producing Properties
Cobalt Project	5.0%	$2,366	$2,435	Production commenced in 2009. Recompletion efforts planned at an estimated cost of $0.1 million.
Emerald Project well #1	5.0%	$3,279	$3,279	Production commenced in 2009.
Emerald Project well #2	5.0%	$757	$775	Production commenced July 2010. Recompletion efforts to access behind the pipe reserves are planned for 2013 at an estimated cost of $18 thousand.

On April 25, 2011, the Fund received notification from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOE”) that its extension request for the Diller Project lease, which was scheduled to expire on May 31, 2011, had been approved, extending such lease through October 31, 2011.  Additionally, in May 2011, the BOE issued a one-year extension for all leases that had been set to expire prior to December 15, 2011.  Accordingly, the Diller and Marmalard leases have been extended through May 31, 2012.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$950	$492	$1,862	$824
Expenses
Depletion and amortization	399	302	789	487
Dry-hole costs	(1)	2,230	(19)	2,267
Management fees to affiliate	231	285	463	570
Operating expenses	67	47	115	76
General and administrative expenses	82	118	122	218
Total expenses	778	2,982	1,470	3,618
(Loss) gain on sale of oil and gas properties	(10)	412	(10)	412
Income (loss) from operations	162	(2,078)	382	(2,382)
Other (loss) income	(41)	(11)	(16)	40
Net income (loss)	$121	$(2,089)	$366	$(2,342)

Overview.     During the six months ended June 30, 2011, the Fund had three wells that produced for a total of 531 days, compared to two wells that produced for a total of 339 days during the six months ended June 30, 2010.  The increase in total production days resulted from the onset of production for the Emerald Project well # 2, which commenced in July 2010.  During the six months ended June 30, 2011, the Fund’s wells’ production rate averaged 657 mcfe/producing day, compared to 475 mcfe/producing day during the six months ended June 30, 2010.  The increase was related to the onset of production for the Emerald Project well #2 coupled with improved production for the Cobalt Project, which underwent a minor re-completion in April 2010.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended June 30, 2011 was $1.0 million, a $0.5 million increase from the three months ended June 30, 2010.  The increase is attributable to increased sales volume totaling $0.3 million, coupled with the impact of the net change in average prices totaling $0.1 million.

Oil sales volumes were 2 thousand barrels for each of the three months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $116 per barrel during the three months ended June 30, 2011 compared to $77 per barrel during the three months ended June 30, 2010.

Gas sales volumes were 124 thousand mcf and 78 thousand mcf for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.10 per mcf during the three months ended June 30, 2011 compared to $4.34 per mcf during the three months ended June 30, 2010.

Oil and gas revenue for the six months ended June 30, 2011 was $1.9 million, a $1.0 million increase from the six months ended June 30, 2010.  The increase is attributable to increased sales volume totaling $0.9 million, coupled with the impact of the net change in average prices totaling $0.1 million.

Oil sales volumes were 4 thousand barrels and 2 thousand barrels for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $107 per barrel during the six months ended June 30, 2011 compared to $77 per barrel during the six months ended June 30, 2010.

Gas sales volumes were 278 thousand mcf and 131 thousand mcf for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $3.85 per mcf during the six months ended June 30, 2011 compared to $4.48 per mcf during the six months ended June 30, 2010.

The increases in sales volumes were primarily related to the timing of the onset of production for the Fund’s producing wells and increased production rates for the Cobalt Project, as discussed in “Overview” above.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2011 was $0.4 million and $0.8 million, respectively, an increase of $0.1 million and $0.3 million from the three and six months ended June 30, 2010, respectively.  The increase in the three month period resulted from an increase in production volumes totaling $0.2 million, partially offset by a decrease in average depletion rates totaling $0.1 million.  The increase in the six month period resulted from an increase in production volumes totaling $0.6 million, partially offset by a decrease in average depletion rates totaling $0.3 million.  The decreases in average depletion rates were primarily the result of lower cost reserve additions.

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

	Three months ended June 30,		Six months ended June 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
Targa Project	$-	$2,276	$1	$2,276
Other wells	(1)	(46)	(20)	(9)
	$(1)	$2,230	$(19)	$2,267

Management Fees to Affiliate. Management fees for the three months ended June 30, 2011 and 2010 were $0.2 million and $0.3 million, respectively.  Management fees for the six months ended June 30, 2011 and 2010 were $0.5 million and $0.6 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$57	$30	$101	$55
Other expense	10	17	14	21
	$67	$47	$115	$76

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.37 per mcfe and $0.29 per mcfe during the three and six months ended June 30, 2011, respectively, compared to $0.32 per mcfe and $0.35 per mcfe during the three and six months ended June 30, 2010, respectively.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Accounting fees	$50	$50	$86	$87
Insurance expense	27	60	26	116
Trust fees and other	5	8	10	15
	$82	$118	$122	$218

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

(Loss) Gain on Sale of Oil and Gas Properties.  During the three and six months ended June 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $10 thousand as a result of additional asset retirement obligations related to the Ajax Project, which the Fund sold in June 2010. During the three and six months ended June 30, 2010 the Fund recorded a gain on sale of oil and gas properties of $0.4 million, related to the Ajax Project.  See Note 5 of Notes to Unaudited Condensed Financial Statements – “Oil and Gas Properties” in Item 1. “Financial Statements” contained in this Quarterly Report for additional information regarding the sale.

Other (Loss) Income.   Other (loss) income for the three and six months ended June 30, 2011 and 2010 is detailed in the following table.
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$8	$10	$19	$20
Realized (losses) gains on derivative instruments	(25)	15	(15)	13
Unrealized (losses) gains on derivative instruments	(24)	(36)	(20)	7
	$(41)	$(11)	$(16)	$40

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2011 were $1.2 million, primarily related to revenue received of $2.0 million, partially offset by management fees of $0.5 million, operating expenses paid of $0.2 million, general and administrative expenses of $0.1 million and the purchase of derivative instruments of $0.1 million.

Cash flows used in operating activities for the six months ended June 30, 2010 were $0.1 million, primarily related to management fees of $0.6 million, general and administrative expenses of $0.2 million and operating expenses of $0.1 million, partially offset by revenue received of $0.7 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2011 were $5.2 million, primarily related to the maturity of investments in U.S. Treasury securities of $8.0 million coupled with the proceeds from the sale of the Aspen Project totaling $1.8 million, partially offset by investments in U.S. Treasury securities of $3.0 million and capital expenditures for oil and gas properties of $1.5 million.

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

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2011 were $3.1 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2010 were $0.2 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $10.4 million related to its investment properties, of which $5.8 million is expected to be spent during the next twelve months.

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

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY U FUND, LLC
Dated:	August 2, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 2, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)