Form 10-Q
period 2011-09-30
Ridgewood Energy U Fund LLC
filed 2011-11-03
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2011
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

As of November 3, 2011 the Fund had 486.4825 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,816	$5,150
Short-term investments in marketable securities	7,501	7,996
Production receivable	249	401
Receivable from sale of oil and gas properties	-	1,750
Other current assets	166	51
Total current assets	11,732	15,348
Salvage fund	1,139	1,118
Oil and gas properties:
Unproved properties	5,244	4,466
Proved properties	6,570	6,589
Less: accumulated depletion and amortization	(3,466)	(2,325)
Total oil and gas properties, net	8,348	8,730
Total assets	$21,219	$25,196

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$617	$1,526
Accrued expenses	26	50
Total current liabilities	643	1,576
Asset retirement obligations	194	184
Total liabilities	837	1,760
Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(536)	(237)
Accumulated deficit	(657)	(902)
Manager's total	(1,193)	(1,139)

Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(5,327)	(1,998)
Accumulated deficit	(36,938)	(37,267)
Shareholders' total	21,575	24,575
Total members' capital	20,382	23,436
Total liabilities and members' capital	$21,219	$25,196

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$799	$890	$2,661	$1,714
Expenses
Depletion and amortization	352	579	1,141	1,066
Dry-hole costs	(5)	8	(24)	2,275
Management fees to affiliate (Note 4)	232	266	695	836
Operating expenses	33	31	148	107
General and administrative expenses	23	152	145	370
Total expenses	635	1,036	2,105	4,654
(Loss) gain on sale of oil and gas properties	-	-	(10)	412
Income (loss) from operations	164	(146)	546	(2,528)
Other income	44	16	28	56
Net income (loss)	$208	$(130)	$574	$(2,472)

Manager Interest
Net income	$79	$63	$245	$40

Shareholder Interest
Net income (loss)	$129	$(193)	$329	$(2,512)
Net income (loss) per share	$265	$(397)	$676	$(5,164)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$574	$(2,472)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	1,141	1,066
Dry-hole costs	(24)	2,275
Loss (gain) on sale of oil and gas properties	10	(412)
Derivative instrument income	(1)	(27)
Derivative instrument settlements	35	36
Changes in assets and liabilities:
Decrease (increase) in production receivable	152	(201)
Increase in other current assets	(154)	(39)
(Decrease) increase in due to operators	(64)	97
(Decrease) increase in accrued expenses	(24)	1
Net cash provided by operating activities	1,645	324

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,581)	(4,669)
Proceeds from sale of oil and gas properties	1,750	725
Investments in marketable securities	(7,499)	(3,000)
Proceeds from marketable securities	8,000	14,005
Interest reinvested in salvage fund	(21)	(20)
Net cash provided by investing activities	649	7,041

Cash flows from financing activities
Distributions	(3,628)	(1,254)
Net cash used in financing activities	(3,628)	(1,254)
Net (decrease) increase in cash and cash equivalents	(1,334)	6,111

Cash and cash equivalents, beginning of period	5,150	4,904
Cash and cash equivalents, end of period	$3,816	$11,015

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization
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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 4 and 6.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2011, the Fund’s bank balances exceeded federally insured limits by $3.1 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At September 30, 2011, the Fund had short-term, held-to-maturity investments of $3.0 million and $4.5 million, which mature in December 2011 and February 2012, respectively.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in May 2012. Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $0.6 million and $1.4 million, respectively, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 2.  “Derivative Instruments,” for more information.

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

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.   Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. During the first quarter 2011, the Fund entered into two eight-month derivative contracts for put options relating to the pricing of gas for a portion of its anticipated production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 5. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

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

At September 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil and gas that are not designated for hedge accounting as detailed in the following tables.

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
October 1, 2011 - April 30, 2012	Put Options	1,473	$105.00	$17
October 1, 2011 - April 30, 2012	Put Options	703	$112.00	$11
October 1, 2011 - April 30, 2012	Put Options	703	$100.00	$6
Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)
October 1, 2011 - October 31, 2011	Put Options	17,015	$4.25	$8
October 1, 2011 - October 31, 2011	Put Options	17,015	$4.35	$10

For the three and nine months ended September 30, 2011 and 2010, the Fund’s derivative instrument income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Realized (losses) gains on derivative instruments	$(14)	$7	$(29)	$20
Unrealized gains on derivative instruments	50	-	30	7
	$36	$7	$1	$27

3.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2011, the Fund had one unproved property, the Alpha Project, with capitalized exploratory well costs in excess of one year.  The Fund is currently undergoing completion efforts for the Alpha Project and production is expected to commence during the first quarter 2012.

During June 2010, the Fund sold its interest in the Ajax Project to KNOC USA Corporation and Samsung Oil & Gas USA Corp., for net proceeds of $0.7 million in cash and estimated overriding royalty interest amounts, which resulted in a gain of $0.4 million.  At the time of the sale, the carrying value for the Ajax Project was $0.3 million, which reflected a prior year impairment charge of $1.1 million.  During the nine months ended September 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $10 thousand as a result of additional asset retirement obligations related to the Ajax Project.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
Targa Project	$(1)	$-	$-	$2,276
Other wells	(4)	8	(24)	(1)
	$(5)	$8	$(24)	$2,275

4.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended September 30, 2011 and 2010 were $0.2 million and $0.3 million, respectively.  Management fees for the nine months ended September 30, 2011 and 2010 were $0.7 million and $0.8 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended September 30, 2011 and 2010 were $0.1 million and $59 thousand, respectively.  Distributions paid to the Manager for the nine months ended September 30, 2011 and 2010 were $0.3 million and $0.1 million, respectively.

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

5.  Fair Value Measurements

At September 30, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, production receivable, receivable from sale of oil and gas properties, salvage fund and accrued expenses approximate fair value.  At September 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $9.1 million related to its investment properties, of which $4.0 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

7.   Subsequent Events

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 28, 2006 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development shallow water or deepwater oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement").

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

		Total spent
	Working	through	Total Fund
Lease Block	Interest	September 30, 2011	Budget	Status
		(in thousands)
Non-producing Properties
Alpha Project	3.75%	$4,897	$7,134	Completion efforts are ongoing. Production expected to commence in first quarter 2012.
Diller Project	0.75%	$160	$2,990	Acquired interest in May 2010. Drilling date expected in fourth quarter 2011, pending permit approval. See further discussion below.
Marmalard Project	0.75%	$187	$4,112	Acquired interest in May 2010. Drilling date to be determined. See further discussion below.
Producing Properties
Cobalt Project	5.0%	$2,366	$2,431
Production commenced in 2009.  Maintenance work completed in July 2011 at a cost of $5 thousand, which increased well's production rates.  Ongoing recompletion efforts planned at an estimated cost of $65 thousand.

Emerald Project well #1	5.0%	$3,282	$3,312	Production commenced 2009. Compressor installation is scheduled for the fourth quarter 2011 at an estimated cost of $30 thousand.
Emerald Project well #2	5.0%	$757	$775	Production commenced July 2010. Recompletion efforts to access behind the pipe reserves are planned for 2013 at an estimated cost of $18 thousand.

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

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$799	$890	$2,661	$1,714
Expenses
Depletion and amortization	352	579	1,141	1,066
Dry-hole costs	(5)	8	(24)	2,275
Management fees to affiliate	232	266	695	836
Operating expenses	33	31	148	107
General and administrative expenses	23	152	145	370
Total expenses	635	1,036	2,105	4,654
(Loss) gain on sale of oil and gas properties	-	-	(10)	412
Income (loss) from operations	164	(146)	546	(2,528)
Other income	44	16	28	56
Net income (loss)	$208	$(130)	$574	$(2,472)

Overview.    The following table provides information related to the Fund’s oil and gas production during the three and nine months ended September 30, 2011 and 2010.
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of wells producing	3	3	3	3
Total number of production days	276	261	807	600
Average mcfe per production day	508	754	626	596

The increases in total production days resulted from the onset of production for the Emerald Project well #2, which commenced in July 2010.  The decrease in average mcfe per production day during the three months ended September 30, 2011 was primarily related to the Cobalt and Emerald projects, due to a reduction in pressure.  Both projects have had or have scheduled maintenance work to improve production rates.  The increase in average mcfe per production day during the nine months ended September 30, 2011 was primarily related to the onset of production for the Emerald Project well #2.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended September 30, 2011 was $0.8 million, a $0.1 million decrease from the three months ended September 30, 2010.  The decrease is attributable to decreased sales volume totaling $0.2 million, partially offset by the impact of the net change in average prices totaling $0.1 million.

Oil and gas revenue for the nine months ended September 30, 2011 was $2.7 million, a $0.9 million increase from the nine months ended September 30, 2010.  The increase is attributable to increased sales volume totaling $0.7 million, coupled with the impact of the net change in average prices totaling $0.2 million.

The following table provides information related to the Fund’s oil and gas revenue during the three and nine months ended September 30, 2011 and 2010.
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Oil sales in thousands of barrels	2	3	6	5
Average oil price per barrel	$106	$77	$106	$77
Gas sales in thousands of mcfs	112	145	403	280
Average gas price per mcf	$4.16	$4.16	$3.80	$4.22

The decrease in sales volumes during the three months ended September 30, 2011 was primarily related to declines in production for the Cobalt and Emerald projects. The increase in sales volumes during the nine months ended September 30, 2011 was primarily related to the timing of the onset of production for the fund’s producing wells.  See further discussion in “Overview” above.

Depletion and Amortization.  Depletion and amortization for the three months ended September 30, 2011 was $0.4 million, a decrease of $0.2 million from the three months ended September 30, 2010. Depletion and amortization for the nine months ended September 30, 2011 was $1.1 million, an increase of $0.1 million from the nine months ended September 30, 2010.  The decrease in the three month period resulted from a decrease in production volumes totaling $0.1 million, coupled with a decrease in average depletion rates totaling $0.1 million.  The increase in the nine month period resulted from an increase in production volumes totaling $0.5 million, partially offset by a decrease in average depletion rates totaling $0.4 million.  The decreases in average depletion rates were primarily the result of lower cost reserve additions related to the Emerald Project well #2.

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
	Three months ended September 30,		Nine months ended September 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
Targa Project	$(1)	$-	$-	$2,276
Other wells	(4)	8	(24)	(1)
	$(5)	$8	$(24)	$2,275

Management Fees to Affiliate. Management fees for the three months ended September 30, 2011 and 2010 were $0.2 million and $0.3 million, respectively.  Management fees for the nine months ended September 30, 2011 and 2010 were $0.7 million and $0.8 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$29	$35	$130	$90
Other expense	4	(4)	18	17
	$33	$31	$148	$107

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.20 per mcfe and $0.26 per mcfe during the three and nine months ended September 30, 2011, respectively, compared to $0.19 per mcfe and $0.26 per mcfe during the three and nine months ended September 30, 2010, respectively.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Accounting fees	$5	$39	$91	$126
Insurance expense	16	108	42	224
Trust fees and other	2	5	12	20
	$23	$152	$145	$370

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

(Loss) Gain on Sale of Oil and Gas Properties.  During the nine months ended September 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $10 thousand as a result of additional asset retirement obligations related to the Ajax Project, which the Fund sold in June 2010. During the nine months ended September 30, 2010 the Fund recorded a gain on sale of oil and gas properties of $0.4 million, related to the Ajax Project.  See Note 3 of Notes to Unaudited Condensed Financial Statements – “Oil and Gas Properties” in Item 1. “Financial Statements” contained in this Quarterly Report for additional information regarding the sale. There were no such amounts recorded during the three months ended September 30, 2011 and 2010.

Other Income.   Other income for the three and nine months ended September 30, 2011 and 2010 is detailed in the following table.
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$8	$9	$27	$29
Realized (losses) gains on derivative instruments	(14)	7	(29)	20
Unrealized gains on derivative instruments	50	-	30	7
	$44	$16	$28	$56

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2011 were $1.6 million, primarily related to revenue received of $2.8 million, partially offset by management fees of $0.7 million, operating expenses paid of $0.2 million, general and administrative expenses of $0.2 million and the purchase of derivative instruments of $0.1 million.

Cash flows provided by operating activities for the nine months ended September 30, 2010 were $0.3 million, primarily related to revenue received of $1.5 million and favorable working capital of $0.1 million, partially offset by management fees of $0.8 million, general and administrative expenses of $0.4 million and operating expenses of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2011 were $0.6 million, primarily related to the maturity of investments in U.S. Treasury securities of $8.0 million and proceeds from the sale of the Aspen Project totaling $1.8 million, partially offset by investments in U.S. Treasury securities of $7.5 million and capital expenditures for oil and gas properties of $1.6 million.

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

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2011 were $3.6 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2010 were $1.3 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $9.1 million related to its investment properties, of which $4.0 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 1 of Notes to Unaudited Condensed Financial Statements – “Organization and Summary of Significant Accounting Policies” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	November 3, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 3, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)