Form 10-Q
period 2012-03-31
Ridgewood Energy U Fund LLC
filed 2012-05-07
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to __________________

Commission File Number: 000- 52583

RIDGEWOOD ENERGY U FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5464059
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

As of May 7, 2012 the Fund had 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$5,660	$5,352
Short-term investments in marketable securities	2,999	4,500
Production receivable	191	238
Other current assets	42	84
Total current assets	8,892	10,174
Salvage fund	1,152	1,145
Oil and gas properties:
Advances to operators for working interests and expenditures	-	235
Unproved properties	1,398	7,163
Proved properties	13,715	6,585
Less: accumulated depletion and amortization	(3,898)	(3,693)
Total oil and gas properties, net	11,215	10,290
Total assets	$21,259	$21,609

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,214	$1,184
Accrued expenses	35	33
Total current liabilities	1,249	1,217
Asset retirement obligations	463	463
Total liabilities	1,712	1,680

Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(643)	(604)
Accumulated deficit	(618)	(627)
Manager's total	(1,261)	(1,231)

Shareholders:
Capital contributions (1000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(5,935)	(5,713)
Accumulated deficit	(37,097)	(36,967)
Shareholders' total	20,808	21,160
Total members' capital	19,547	19,929
Total liabilities and members' capital	$21,259	$21,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Revenue
Oil and gas revenue	$409	$912

Expenses
Depletion and amortization	205	390
Dry-hole costs	(11)	(18)
Management fees to affiliate (Note 4)	232	232
Operating expenses	48	48
General and administrative expenses	55	40
Total expenses	529	692
(Loss) income from operations	(120)	220
Other (loss) income	(1)	25
Net (loss) income	$(121)	$245

Manager Interest
Net income	$9	$89

Shareholder Interest
Net (loss) income	$(130)	$156
Net (loss) income per share	$(267)	$321

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities
Net (loss) income	$(121)	$245
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	205	390
Dry-hole costs	(11)	(18)
Derivative instrument loss (income)	8	(14)
Derivative instrument settlements	-	17
Changes in assets and liabilities:
Decrease in production receivable	47	96
Decrease (increase) in other current assets	34	(50)
Increase (decrease) in due to operators	2	(50)
Increase in accrued expenses	2	10
Net cash provided by operating activities	166	626

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,091)	(1,294)
Proceeds from sale of oil and gas properties	-	1,750
Investments in marketable securities	(2,999)	-
Proceeds from maturity of investments	4,500	-
Interest reinvested in salvage fund	(7)	(7)
Net cash provided by investing activities	403	449

Cash flows from financing activities
Distributions	(261)	(2,465)
Net cash used in financing activities	(261)	(2,465)
Net increase (decrease) in cash and cash equivalents	308	(1,390)

Cash and cash equivalents, beginning of period	5,352	5,150
Cash and cash equivalents, end of period	$5,660	$3,760

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties	$235	$-

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

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2011 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At March 31, 2012, the Fund’s bank balances exceeded federally insured limits by $5.1 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year. At March 31, 2012, the Fund had short-term, held-to-maturity investments of $3.0 million, which mature in July 2012. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At March 31, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in May 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At March 31, 2012 and December 31, 2011, amounts recorded in due to operators totaling $1.2 million related to capital expenditures for oil and gas properties.

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

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.

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

At March 31, 2012, the Fund had outstanding derivative contracts with respect to its future production of oil that are not designated for hedge accounting as detailed in the following table.

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
April 1, 2012 - April 30, 2012	Put Options	189	$105.00	$-
April 1, 2012 - April 30, 2012	Put Options	88	$112.00	$-
April 1, 2012 - April 30, 2012	Put Options	88	$100.00	$-

For the three months ended March 31, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended March 31,
	2012	2011
	(in thousands)
Realized (loss) gain on derivative instruments	$(6)	$10
Unrealized (loss) gain on derivative instruments	(2)	4
	$(8)	$14

3.	Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At March 31, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

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

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three months ended March 31, 2012 and 2011the Fund received credits to dry-hole costs of $11 thousand and $18 thousand, respectively.

4.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for each of the three months ended March 31, 2012 and 2011 were $0.2 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for the three months ended March 31, 2012 and 2011 were $39 thousand and $0.1 million, respectively.

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

At March 31, 2012 and December 31, 2011, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value. At March 31, 2012 and December 31, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2012, the Fund had committed to spend an additional $7.1 million related to its investment properties, of which $1.9 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2011 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 28, 2006 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement”).

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

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

		Total Spent
	Working	through	Total Fund
Lease Block	Interest	March 31, 2012	Budget	Status
		(in thousands)
Non-producing Properties
Diller Project	0.83%	$1,072	$3,751	Acquired interest in May 2010. Drilling commenced in December 2011. Discovery in March 2012.
Marmalard Project	0.83%	$326	$3,716	Acquired interest in May 2010. Drilling permit obtained in February 2012. Drilling commenced in March 2012. Drilling results expected second quarter 2012.
Producing Properties
Alpha Project	3.75%	$6,851	$7,827	Well completed and production commenced in April 2012.
Cobalt Project	5.0%	$2,368	$2,433	Production commenced in 2009. Multiple recompletion efforts planned at an estimated cost of $65 thousand.
Emerald Project well #1	5.0%	$3,312	$3,312	Production commenced in 2009. Work to install a compressor was completed in February 2012 at a cost of $68 thousand.
Emerald Project well #2	5.0%	$757	$775	Production commenced in 2010. Recompletion efforts to access behind the pipe reserves are planned for 2013 at an estimated cost of $18 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$409	$912

Expenses
Depletion and amortization	205	390
Dry-hole costs	(11)	(18)
Management fees to affiliate	232	232
Operating expenses	48	48
General and administrative expenses	55	40
Total expenses	529	692
(Loss) income from operations	(120)	220
Other (loss) income	(1)	25
Net (loss) income	$(121)	$245

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
Number of wells producing	3	3
Total number of production days	267	258
Average mcfe per production day	342	650
Oil sales (in hundreds of barrels)	9	25
Average oil price per barrel	$114	$101
Gas sales (in thousands of mcfs)	72	143
Average gas price per mcf	$2.34	$4.12

The increase in production days was principally attributable to the Cobalt Project which had been shut in during the three months ended March 31, 2011 due to ongoing maintenance efforts. The decreases in average production rates and sales volumes were principally attributable to the Emerald and Cobalt projects. During the three months ended March 31, 2012, a compressor installation was completed for the Emerald Project to improve production rates.  The Cobalt Project is continuing to produce out its current zone at lower rates than prior year due to natural declines in well production.  Once the current zone is fully depleted, the Cobalt Project will undergo a recompletion, currently expected for 2014.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2012 was $0.4 million, a $0.5 million decrease from the three months ended March 31, 2011.  Oil revenue decreased $0.1 million, primarily attributable to decreased oil sales volumes.  Gas revenue decreased $0.4 million, of which $0.3 million is attributable to decreased gas volumes and $0.1 million is attributable to a decrease in gas prices.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2012 was $0.2 million, a decrease of $0.2 million from the three months ended March 31, 2011.  The decrease resulted primarily from a decrease in production volumes. See “Overview” above for additional information.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three months ended March 31, 2012 and 2011 the Fund received credits to dry-hole costs of $11 thousand and $18 thousand, respectively.

Management Fees to Affiliate.  Management fees for each of the three months ended March 31, 2012 and 2011 were $0.2 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2012	2011
	(in thousands)
Lease operating expense	$46	$44
Other	2	4
	$48	$48

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.50 per mcfe during the three months ended March 31, 2012 compared to $0.26 per mcfe during the three months ended March 31, 2011.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2012	2011
	(in thousands)
Insurance expense	$31	$(1)
Accounting fees	22	36
Other	2	5
	$55	$40

Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.  Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.

Other (Loss) Income.  Other (loss) income for the three months ended March 31, 2012 and 2011 is detailed in the following table.

	Three months ended March 31,
	2012	2011
	(in thousands)
Interest income	$7	$11
Realized (loss) gain on derivative instruments	(6)	10
Unrealized (loss) gain on derivative instruments	(2)	4
	$(1)	$25

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2012 were $0.2 million, primarily related to revenue received of $0.5 million, partially offset by management fees of $0.2 million and operating expenses and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2011 were $0.6 million, primarily related to revenue received of $1.0 million, partially offset by management fees of $0.2 million, operating expenses paid of $0.1 million and the purchase of derivative instruments of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the three months ended March 31, 2012 were $0.4 million, primarily related to the proceeds received from the maturity of U.S. Treasury securities of $4.5 million, partially offset by investments in U.S. Treasury securities of $3.0 million and capital expenditures for oil and gas properties of $1.1 million.

Cash flows provided by investing activities for the three months ended March 31, 2011 were $0.4 million, primarily related to the proceeds from the sale of the Aspen Project totaling $1.8 million, partially offset by capital expenditures for oil and gas properties of $1.3 million.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2012 were $0.3 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2011 were $2.5 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2012, the Fund had committed to spend an additional $7.1 million related to its investment properties, of which $1.9 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.          CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY U FUND, LLC

Dated: May 7, 2012	By:	/s/	ROBERT E. SWANSON
		Name:	Robert E. Swanson
		Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2012	By:	/s/	KATHLEEN P. MCSHERRY
		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)