Form 10-Q
period 2012-06-30
Ridgewood Energy U Fund LLC
filed 2012-07-30
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of July 30, 2012 the Fund had 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$4,589	$5,352
Short-term investments in marketable securities	3,000	4,500
Production receivable	612	238
Other current assets	35	84
Total current assets	8,236	10,174
Salvage fund	1,157	1,145
Oil and gas properties:
Advances to operators for working interests and expenditures	-	235
Unproved properties	2,214	7,163
Proved properties	13,981	6,585
Less: accumulated depletion and amortization	(8,820)	(3,693)
Total oil and gas properties, net	7,375	10,290
Total assets	$16,768	$21,609

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,018	$1,184
Accrued expenses	25	33
Total current liabilities	1,043	1,217
Asset retirement obligations	463	463
Total liabilities	1,506	1,680

Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(662)	(604)
Accumulated deficit	(541)	(627)
Manager's total	(1,203)	(1,231)

Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(6,041)	(5,713)
Accumulated deficit	(41,334)	(36,967)
Shareholders' total	16,465	21,160
Total members' capital	15,262	19,929
Total liabilities and members' capital	$16,768	$21,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$1,249	$950	$1,658	$1,862

Expenses
Depletion and amortization	1,808	399	2,013	789
Dry-hole costs	(4)	(1)	(15)	(19)
Impairment of oil and gas properties	3,114		3,114	-
Management fees to affiliate (Note 4)	232	231	464	463
Operating expenses	206	67	254	115
General and administrative expenses	58	82	113	122
Total expenses	5,414	778	5,943	1,470
Loss on sale of oil and gas properties	-	(10)	-	(10)
(Loss) income from operations	(4,165)	162	(4,285)	382
Other income (loss)	5	(41)	4	(16)
Net (loss) income	$(4,160)	$121	$(4,281)	$366

Manager Interest
Net income	$77	$77	$86	$166

Shareholder Interest
Net (loss) income	$(4,237)	$44	$(4,367)	$200
Net (loss) income per share	$(8,711)	$90	$(8,978)	$411

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities
Net (loss) income	$(4,281)	$366
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	2,013	789
Dry-hole costs	(15)	(19)
Impairment of oil and gas properties	3,114	-
Loss on sale of oil and gas properties	-	10
Derivative instrument loss	8	35
Derivative instrument settlements	1	20
Changes in assets and liabilities:
(Increase) decrease in production receivable	(374)	116
Decrease (increase) in other current assets	39	(69)
Increase (decrease) in due to operators	74	(56)
(Decrease) increase in accrued expenses	(8)	10
Net cash provided by operating activities	571	1,202

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2,437)	(1,500)
Proceeds from sale of oil and gas properties	-	1,750
Investments in marketable securities	(2,999)	(3,001)
Proceeds from maturity of investments	4,500	8,000
Interest reinvested in salvage fund	(12)	(14)
Net cash (used in) provided by investing activities	(948)	5,235

Cash flows from financing activities
Distributions	(386)	(3,088)
Net cash used in financing activities	(386)	(3,088)
Net (decrease) increase in cash and cash equivalents	(763)	3,349

Cash and cash equivalents, beginning of period	5,352	5,150
Cash and cash equivalents, end of period	$4,589	$8,499

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties	$235	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2012, the Fund’s bank balances exceeded federally insured limits by $2.6 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year. At June 30, 2012, the Fund had short-term, held-to-maturity investments of $3.0 million, which matured in July 2012. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At June 30, 2012, the Fund had short-term, investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in December 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.9 million and $1.2 million, respectively, related to capital expenditures for oil and gas properties.

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

During the three and six months ended June 30, 2012, the Fund recorded an impairment to oil and gas properties of  $3.1 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates. Prior to such write-down, the well had a carrying value of $5.7 million. The fair value of the impaired well at June 30, 2012 was $2.6 million, which was determined based on level 3 inputs and include projected income from reserves utilizing forward price curves, net of anticipated costs, discounted. There were no impairments to oil and gas properties for the three and six months ended June 30, 2011.

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

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets”. The derivative contracts relating to gas pricing are settled based upon reported prices on NYMEX. The derivative contracts relating to oil pricing are settled based upon averaged reported prices on ICE. The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other income (loss).” Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At June 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production.  For the three and six months ended June 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$(2)	$(25)	$(8)	$(15)
Unrealized gains (losses) on derivative instruments	2	(24)	-	(20)
	$-	$(49)	$(8)	$(35)

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At June 30, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

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

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three months ended June 30, 2012 and 2011, the Fund received credits to dry-hole costs of $4 thousand and $1 thousand, respectively.  During the six months ended June 30, 2012 and 2011, the Fund received credits to dry-hole costs of $15 thousand and $19 thousand, respectively.

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended June 30, 2012 and 2011 were $0.2 million. Management fees for each of the six months ended June 30, 2012 and 2011 were $0.5 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for the three months ended June 30, 2012 and 2011 were $19 thousand and $0.1 million, respectively. Distributions paid to the Manager for the six months ended June 30, 2012 and 2011 were $0.1 million and $0.2 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

5.           Fair Value Measurements

At June 30, 2012 and December 31, 2011, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value. At December 31, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2012, the Fund had committed to spend an additional $4.6 million related to its investment properties, of which $1.4 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	June 30, 2012	Budget	Status
		(in thousands)
Non-producing Properties
Diller Project	0.83%	$1,245	$3,064	Deemed to be a discovery in March 2012. Currently evaluating options for completion.
Marmalard Project	0.83%	$969	$3,632	Deemed to be a discovery in May 2012. Currently evaluating options for completion.
Producing Properties
Alpha Project	3.75%	$7,109	$7,109	Well completed and production commenced in April 2012.
Cobalt Project	5.0%	$2,368	$2,433	Production commenced in 2009. Multiple recompletion efforts planned at an estimated cost of $65 thousand.
Emerald Project well #1	5.0%	$3,320	$3,320	Production commenced in 2009. Work to install a compressor was completed in February 2012 at a cost of $68 thousand.
Emerald Project well #2	5.0%	$757	$775	Production commenced in 2010. Recompletion efforts to access behind the pipe reserves are planned for 2013 at an estimated cost of $18 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$1,249	$950	$1,658	$1,862

Expenses
Depletion and amortization	1,808	399	2,013	789
Dry-hole costs	(4)	(1)	(15)	(19)
Impairment of oil and gas properties	3,114		3,114	-
Management fees to affiliate (Note 4)	232	231	464	463
Operating expenses	206	67	254	115
General and administrative expenses	58	82	113	122
Total expenses	5,414	778	5,943	1,470
Loss on sale of oil and gas properties	-	(10)	-	(10)
(Loss) income from operations	(4,165)	162	(4,285)	382
Other income (loss)	5	(41)	4	(16)
Net (loss) income	$(4,160)	$121	$(4,281)	$366

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Number of wells producing	4	3	4	3
Total number of production days	331	273	598	531
Average mcfe per production day	653	566	515	657
Oil sales (in thousands of barrels)	6	2	7	4
Average oil price per barrel	$106	$116	$107	$107
Gas sales (in thousands of mcfs)	142	124	216	278
Average gas price per mcf	$2.53	$4.10	$2.45	$3.85

The increases in production days, production rates and sales volumes were principally attributable to the Alpha Project, which commenced production in April 2012.  During the six months ended June 30, 2012, the decreases in average production rates and gas sales volumes were principally attributable to the Emerald and Cobalt projects. During February 2012, a compressor installation was completed for the Emerald Project to improve production rates.  The Cobalt Project is continuing to produce out its current zone at lower rates than prior year due to natural declines in well production.  Once the current zone is fully depleted, the Cobalt Project will undergo a recompletion, currently expected for 2014.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2012 was $1.2 million, a $0.3 million increase from the three months ended June 30, 2011.  Oil revenue increased $0.5 million, primarily attributable to increased oil sales volumes.  Gas revenue decreased $0.1 million, of which $0.2 million is attributable to a decrease in gas prices partially offset by $0.1 million attributable to increased gas volumes.

Oil and gas revenue for the six months ended June 30, 2012 was $1.7 million, a $0.2 million decrease from the six months ended June 30, 2011.  Gas revenue decreased $0.5 million, of which $0.4 million is attributable to a decrease in gas prices and $0.2 million is attributable to decreased gas volumes.  Oil revenue increased $0.3 million, primarily attributable to increased oil sales volumes.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2012 was $1.8 million and $2.0 million, respectively, an increase of $1.4 million and $1.2 million from the three and six months ended June 30, 2011, respectively.  The increases resulted primarily from an increase in average depletion rates attributable to higher cost reserve additions for the Alpha Project, which commenced production in April 2012.  See “Overview” above for additional information.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three months ended June 30, 2012 and 2011 the Fund received credits to dry-hole costs of $4 thousand and $1 thousand, respectively. During the six months ended June 30, 2012 and 2011 the Fund received credits to dry-hole costs of $15 thousand and $19 thousand, respectively.

Impairment of Oil and Gas Properties.  During the three and six months ended June 30, 2012, the Fund recorded an impairment to oil and gas properties of $3.1 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates.  There were no impairments to oil and gas properties during the three and six months ended June 30, 2011.

Management Fees to Affiliate.  Management fees for each of the three months ended June 30, 2012 and 2011 were $0.2 million.  Management fees for each of the six months ended June 30, 2012 and 2011 were $0.5 million. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$111	$57	$157	$101
Geological costs and other	95	10	97	14
	$206	$67	$254	$115

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.51 per mcfe during each of the three and six months ended June 30, 2012, compared to $0.37 per mcfe and $0.29 per mcfe during the three and six months ended June 30, 2011, respectively.  Geological costs, which represent costs incurred to obtain seismic data, surveys and lease rentals for the Fund’s projects, primarily related to the Diller and Marmalard projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$46	$50	$68	$86
Insurance expense	10	27	41	26
Other	2	5	4	10
	$58	$82	$113	$122

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Loss on Sale of Oil and Gas Properties.  During the three and six months ended June 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $10 thousand as a result of additional asset retirement obligations related to the Ajax Project, which the Fund sold in June 2010.  There were no such amounts recorded during the three and six months ended June 30, 2012.  For additional information see Note 3. Oil and Gas Properties of “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report.

Other Income (Loss).  Other income (loss) for the three and six months ended June 30, 2012 and 2011 is detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$5	$8	$12	$19
Realized losses on derivative instruments	(2)	(25)	(8)	(15)
Unrealized gains (losses) on derivative instruments	2	(24)	-	(20)
	$5	$(41)	$4	$(16)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2012 were $0.6 million, primarily related to revenue received of $1.3 million, partially offset by management fees of $0.5 million, operating expenses paid of $0.2 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2011 were $1.2 million, primarily related to revenue received of $2.0 million, partially offset by management fees of $0.5 million, operating expenses paid of $0.2 million, general and administrative expenses of $0.1 million and the purchase of derivative instruments of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2012 were $0.9 million, primarily related to investments in U.S. Treasury securities of $3.0 million and capital expenditures for oil and gas properties of $2.4 million, partially offset by the proceeds received from the maturity of U.S. Treasury securities of $4.5 million.

Cash flows provided by investing activities for the six months ended June 30, 2011 were $5.2 million, primarily related to the maturity of investments in U.S. Treasury securities of $8.0 million and proceeds from the sale of the Aspen Project totaling $1.8 million, partially offset by invesments in U.S. securities of $3.0 million and capital expenditures for oil and gas properties of $1.5 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2012 were $0.4 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2011 were $3.1 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2012, the Fund had committed to spend an additional $4.6 million related to its investment properties, of which $1.4 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	July 30, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 30, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)