Form 10-Q
period 2012-09-30
Ridgewood Energy U Fund LLC
filed 2012-10-25
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of October 25, 2012 the Fund had 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$4,703	$5,352
Short-term investments in marketable securities	3,001	4,500
Production receivable	401	238
Other current assets	95	84
Total current assets	8,200	10,174
Salvage fund	1,156	1,145
Oil and gas properties:
Advances to operators for working interests and expenditures	-	235
Unproved properties	2,182	7,163
Proved properties	13,476	6,585
Equipment and facilities – in progress	175	-
Less: accumulated depletion, depreciation and amortization	(9,603)	(3,693)
Total oil and gas properties, net	6,230	10,290
Total assets	$15,586	$21,609

Liabilities and Members' Capital
Current liabilities:
Due to operators	$569	$1,184
Accrued expenses	30	33
Total current liabilities	599	1,217
Asset retirement obligations	443	463
Total liabilities	1,042	1,680

Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(762)	(604)
Accumulated deficit	(443)	(627)
Manager's total	(1,205)	(1,231)

Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(6,607)	(5,713)
Accumulated deficit	(41,484)	(36,967)
Shareholders' total	15,749	21,160
Total members' capital	14,544	19,929
Total liabilities and members' capital	$15,586	$21,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$1,102	$799	$2,760	$2,661

Expenses
Depletion, depreciation and amortization	783	352	2,796	1,141
Dry-hole costs	(9)	(5)	(24)	(24)
Impairment of oil and gas properties	-	-	3,114	-
Management fees to affiliate (Note 4)	232	232	696	695
Operating expenses	124	33	378	148
General and administrative expenses	44	23	157	145
Total expenses	1,174	635	7,117	2,105
Gain (loss) on sale of oil and gas properties	20	-	20	(10)
(Loss) income from operations	(52)	164	(4,337)	546
Other income	-	44	4	28
Net (loss) income	$(52)	$208	$(4,333)	$574

Manager Interest
Net income	$98	$79	$184	$245

Shareholder Interest
Net (loss) income	$(150)	$129	$(4,517)	$329
Net (loss) income per share	$(307)	$265	$(9,285)	$676

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities
Net (loss) income	$(4,333)	$574
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion, depreciation and amortization	2,796	1,141
Dry-hole costs	(24)	(24)
Impairment of oil and gas properties	3,114	-
(Gain) loss on sale of oil and gas properties	(20)	10
Derivative instrument loss (income)	8	(1)
Derivative instrument settlements	1	35
Changes in assets and liabilities:
(Increase) decrease in production receivable	(163)	152
Increase in other current assets	(21)	(154)
Increase (decrease) in due to operators	151	(64)
Decrease in accrued expenses	(3)	(24)
Net cash provided by operating activities	1,506	1,645

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2,592)	(1,581)
Proceeds from sale of oil and gas properties	-	1,750
Investments in marketable securities	(6,000)	(7,499)
Proceeds from maturity of investments	7,500	8,000
Interest reinvested in salvage fund	(11)	(21)
Net cash (used in) provided by investing activities	(1,103)	649

Cash flows from financing activities
Distributions	(1,052)	(3,628)
Net cash used in financing activities	(1,052)	(3,628)
Net decrease in cash and cash equivalents	(649)	(1,334)

Cash and cash equivalents, beginning of period	5,352	5,150
Cash and cash equivalents, end of period	$4,703	$3,816

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties	$235	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2012, the Fund’s bank balances exceeded federally insured limits by $2.6 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year. At September 30, 2012, the Fund had short-term, held-to-maturity investments of $3.0 million, which matured in October 2012. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2012, the Fund had short-term, investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in December 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”  Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs. Annual lease rentals and exploration expenses are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion, depreciation and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized.

At September 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.4 million and $1.2 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2012 and the year ended December 31, 2011.
	September 30, 2012	December 31, 2011
	(in thousands)
Balance - Beginning of period	$463	$184
Liabilities incurred	-	209
Liabilities settled	(20)	-
Accretion expense	-	6
Revisions in estimated cash flows	-	64
Balance - End of period	$443	$463

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

During the nine months ended September 30, 2012, the Fund recorded an impairment to oil and gas properties of $3.1 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates. Prior to such write-down, the well had a carrying value of $5.7 million. The fair value of the impaired well at the time of the impairment was $2.6 million, which was determined based on level 3 inputs and include projected income from reserves utilizing forward price curves, net of anticipated costs, discounted. There were no impairments to oil and gas properties during the three months ended September 30, 2012 and 2011 and during the nine months ended September 30, 2011.

Depletion, Depreciation and Amortization
Depletion, depreciation and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.  In certain circumstances, equipment and facilities costs are depreciated over the estimated useful life of the asset.

Income Taxes
No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, trust fees, depletion, depreciation and amortization, which are allocated 99% to shareholders and 1% to the Manager.

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

2.           Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production.  The use of such derivative instruments limits the downside risk of adverse price movements. Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations. The estimated fair value of such contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options. See Note 5. “Fair Value Measurements.” The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment. The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

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

At September 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production.  For the three and nine months ended September 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$-	$(14)	$(8)	$(29)
Unrealized gains on derivative instruments	-	50	-	30
	$-	$36	$(8)	$1

3.          Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At September 30, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

In December 2010, after determining not to proceed with the completion of the Aspen Project, the Fund entered into an agreement to sell its working interest in the Aspen Project to Stone Energy Corporation, for net proceeds of $1.8 million in cash, which resulted in a loss of $2.7 million. The proceeds from the sale of the Aspen Project were collected in January 2011.

During the three and nine months ended September 30, 2012, the Fund recorded a gain on sale of oil and gas properties of $20 thousand as a result of the relief of its asset retirement obligations related to the Ajax Project.  During the nine months ended September 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $10 thousand as a result of additional estimated costs related to asset retirement obligations related to the Ajax Project.  During the three months ended September 30, 2011, there were no such amounts recorded.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three months ended September 30, 2012 and 2011, the Fund received credits to dry-hole costs of $9 thousand and $5 thousand, respectively.  During each of the nine months ended September 30, 2012 and 2011, the Fund received credits to dry-hole costs of $24 thousand.

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  In October 2012, the Manager elected to reduce the Fund’s management fee to 1% annually, net of cumulative dry-hole and related well costs.  Management fees for each of the three months ended September 30, 2012 and 2011 were $0.2 million. Management fees for each of the nine months ended September 30, 2012 and 2011 were $0.7 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for each of the three months ended September 30, 2012 and 2011 were $0.1 million.  Distributions paid to the Manager for the nine months ended September 30, 2012 and 2011 were $0.2 million and $0.3 million, respectively.

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

5.           Fair Value Measurements

At September 30, 2012 and December 31, 2011, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value. At December 31, 2011, derivative instruments were recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2012, the Fund had committed to spend an additional $4.7 million related to its investments in oil and gas properties, of which $1.3 million is expected to be spent during the next twelve months.  Such commitments anticipate financing arrangements for the Delta House Project, for which the estimates included above may change upon finalization.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

7.           Subsequent Events

In October 2012, the Manager elected to reduce the Fund’s management fee to 1% annually, net of cumulative dry-hole and related well costs.

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

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly.  During October 2012, the Manager reduced its management fee for the remaining life of the Fund to 1.0% annually, net of cumulative dry-hole and related well costs.   The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

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
		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2012	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.58%	$175	$513	Floating production facility to service the Diller and Marmalard wells. Expected to be placed in service in 2015. Financing options currently being evaluated.
Non-producing Properties
Diller Project	0.88%	$1,234	$3,366	Deemed to be a discovery in March 2012. Expected to commence production in 2015.
Marmalard Project	0.88%	$948	$3,133	Deemed to be a discovery in May 2012. Expected to commence production in 2015.
Producing Properties
Alpha Project	3.75%	$6,603	$6,603	Production commenced in April 2012.
Cobalt Project	5.0%	$2,368	$2,433	Production commenced in 2009. Recompletion is planned for 2013 at a cost of $10 thousand. Additional recompletions are planned at an estimated cost of $55 thousand.
Emerald Project well #1	5.0%	$3,321	$3,321	Production commenced 2009. Work to install a compressor for the Emerald Project was completed in February 2012 at a cost of $81 thousand.
Emerald Project well #2	5.0%	$757	$775	Production commenced in 2010. Recompletion is planned for 2013 at an estimated cost of $18 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$1,102	$799	$2,760	$2,661

Expenses
Depletion, depreciation and amortization	783	352	2,796	1,141
Dry-hole costs	(9)	(5)	(24)	(24)
Impairment of oil and gas properties	-	-	3,114	-
Management fees to affiliate	232	232	696	695
Operating expenses	124	33	378	148
General and administrative expenses	44	23	157	145
Total expenses	1,174	635	7,117	2,105
Gain (loss) on sale of oil and gas properties	20	-	20	(10)
(Loss) income from operations	(52)	164	(4,337)	546
Other income	-	44	4	28
Net (loss) income	$(52)	$208	$(4,333)	$574

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2012 and 2011.
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Number of wells producing	4	3	4	3
Total number of production days	342	276	941	807
Oil sales (in thousands of barrels)	6	2	13	6
Average oil price per barrel	$104	$106	$106	$106
Gas sales (in thousands of mcfs)	137	112	351	403
Average gas price per mcf	$3.00	$4.16	$2.54	$3.80

During the three months ended September 30, 2012, the increases in production days and oil and gas sales volumes were principally attributable to the Alpha Project, which commenced production in April 2012.  During the nine months ended September 30, 2012, the increases in production days and oil sales volumes were attributable to the Alpha Project and the decrease in gas sales volumes was attributable to the Emerald and Cobalt projects, partially offset by Alpha Project production. During February 2012, a compressor installation was completed for the Emerald Project to improve production rates.  The Cobalt Project is continuing to produce out its current zone at lower rates than prior year due to natural declines in well production.  Once the current zone is fully depleted, the Cobalt Project will undergo a recompletion, currently expected in 2013.  For additional property discussion, see “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2012 was $1.1 million, a $0.3 million increase from the three months ended September 30, 2011.  The increase is attributable to increased sales volume totaling $0.5 million, partially offset by the impact of the net change in average prices totaling $0.2 million.

Oil and gas revenue for the nine months ended September 30, 2012 was $2.8 million, a $0.1 million increase from the nine months ended September 30, 2011.  The increase is attributable to increased oil sales volume totaling $0.7 million, partially offset by the impact of the net change in average prices totaling $0.7 million.

See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three and nine months ended September 30, 2012 was $0.8 million and $2.8 million, respectively, an increase of $0.4 million and $1.7 million from the three and nine months ended September 30, 2011, respectively.  The increase in the three month period resulted from an increase in average depletion rates totaling $0.3 million, coupled with an increase in production volumes totaling $0.2 million. The increase in the nine month period primarily resulted from an increase in average depletion rates totaling $1.6 million. The increases in average depletion rates were primarily the result of higher cost reserve additions related to the Alpha Project.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three months ended September 30, 2012 and 2011, the Fund received credits to dry-hole costs of $9 thousand and $5 thousand, respectively. During each of the nine months ended September 30, 2012 and 2011, the Fund received credits to dry-hole costs of $24 thousand.

Impairment of Oil and Gas Properties.  During the nine months ended September 30, 2012, the Fund recorded an impairment to oil and gas properties of $3.1 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates.  There were no impairments to oil and gas properties during the three months ended September 30, 2012 and 2011 and during the nine months ended September 30, 2011.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2012 and 2011 were $0.2 million.  Management fees for each of the nine months ended September 30, 2012 and 2011 were $0.7 million. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.  During October 2012, the Manager reduced its management fee for the remaining life of the Fund.  See further discussion in Note 4. Related Parties within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$124	$29	$281	$130
Geological costs and other	-	4	97	18
	$124	$33	$378	$148

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.60 per mcfe and $0.54 per mcfe during the three and nine months ended September 30, 2012, compared to $0.20 per mcfe and $0.26 per mcfe during the three and nine months ended September 30, 2011, respectively.  Geological costs, which represent costs incurred to obtain seismic data, surveys and lease rentals for the Fund’s projects, primarily related to the Diller and Marmalard projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$25	$5	$93	$91
Insurance expense	16	16	57	42
Other	3	2	7	12
	$44	$23	$157	$145

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Gain (Loss) on Sale of Oil and Gas Properties.  During the three and nine months ended September 30, 2012, the Fund recorded a gain on sale of oil and gas properties of $20 thousand as a result of the relief of asset retirement obligations related to the Ajax Project, which the Fund sold in June 2010.  During the nine months ended September 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $10 thousand as a result of additional asset retirement obligations related to the Ajax Project. During the three months ended September 30, 2011, there were no such amounts recorded.

Other Income.  Other income for the three and nine months ended September 30, 2012 and 2011 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$-	$8	$12	$27
Realized losses on derivative instruments	-	(14)	(8)	(29)
Unrealized gains on derivative instruments	-	50	-	30
	$-	$44	$4	$28

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2012 were $1.5 million, primarily related to revenue received of $2.6 million, partially offset by management fees of $0.7 million, operating expenses paid of $0.2 million and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2011 were $1.6 million, primarily related to revenue received of $2.8 million, partially offset by management fees of $0.7 million, operating expenses paid of $0.2 million, general and administrative expenses of $0.2 million and the purchase of derivative instruments of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2012 were $1.1 million, primarily related to investments in U.S. Treasury securities of $6.0 million and capital expenditures for oil and gas properties of $2.6 million, partially offset by the proceeds received from the maturity of U.S. Treasury securities of $7.5 million.

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

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2012 were $1.1 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2011 were $3.6 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund had committed to spend an additional $4.7 million related to its investments in oil and gas properties, of which $1.3 million is expected to be spent during the next twelve months.  Such commitments anticipate financing arrangements for the Delta House Project, for which the estimates included above may change upon finalization.

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which may be all the capital it will obtain.  The number of projects in which the Fund can invest is limited, and each unsuccessful project the Fund experiences exhausts its capital and reduces its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, short-term investments, if any, and income earned therefrom.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income. See further discussion in Note 4. Related Parties within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	October 25, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 25, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)