Form 10-Q
period 2013-03-31
Ridgewood Energy U Fund LLC
filed 2013-05-06
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to________________________

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
 Yes ☐     No ☒

As of May 6, 2013 the Fund had 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$7,303	$7,548
Production receivable	317	420
Other current assets	59	108
Total current assets	7,679	8,076
Salvage fund	1,156	1,156
Other assets	89	89
Oil and gas properties:
Proved properties	15,927	15,717
Equipment and facilities – in progress	103	61
Less: accumulated depletion, depreciation and amortization	(10,371)	(10,052)
Total oil and gas properties, net	5,659	5,726
Total assets	$14,583	$15,047

Liabilities and Members' Capital
Current liabilities:
Due to operators	$196	$155
Accrued expenses	38	39
Total current liabilities	234	194
Asset retirement obligations	590	590
Total liabilities	824	784

Commitments and contingencies (Note 4)

Members' capital:
Manager:
Distributions	(938)	(847)
Accumulated deficit	(274)	(335)
Manager's total	(1,212)	(1,182)

Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(7,607)	(7,089)
Accumulated deficit	(41,262)	(41,306)
Shareholders' total	14,971	15,445
Total members' capital	13,759	14,263
Total liabilities and members' capital	$14,583	$15,047

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenue
Oil and gas revenue	$710	$409

Expenses
Depletion, depreciation and amortization	319	205
Management fees to affiliate (Note 3)	93	232
Operating expenses	149	37
General and administrative expenses	44	55
Total expenses	605	529
Income (loss) from operations	105	(120)
Other loss	-	(1)
Net income (loss)	$105	$(121)

Manager Interest
Net income	$61	$9

Shareholder Interest
Net income (loss)	$44	$(130)
Net income (loss) per share	$91	$(267)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2013	2012

Cash flows from operating activities
Net income (loss)	$105	$(121)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion, depreciation and amortization	319	205
Derivative instrument loss	-	8
Changes in assets and liabilities:
Decrease in production receivable	103	47
Decrease in other current assets	18	34
Increase in due to operators	43	2
Decrease in accrued expenses	(1)	(9)
Net cash provided by operating activities	587	166

Cash flows from investing activities
Capital expenditures for oil and gas properties	(223)	(1,091)
Investments in marketable securities	-	(2,999)
Proceeds from maturity of investments	-	4,500
Interest reinvested in salvage fund	-	(7)
Net cash (used in) provided by investing activities	(223)	403

Cash flows from financing activities
Distributions	(609)	(261)
Net cash used in financing activities	(609)	(261)
Net (decrease) increase in cash and cash equivalents	(245)	308

Cash and cash equivalents, beginning of period	7,548	5,352
Cash and cash equivalents, end of period	$7,303	$5,660

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties	$-	$235

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 3 and 4.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2012 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value.  The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets.  Level 2 inputs consist of quoted prices for similar instruments.  Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.  Cash and cash equivalents and salvage fund approximate fair value based on Level 1 inputs.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2013, the Fund’s bank balances exceeded federally insured limits by $8.2 million, of which $8.0 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At December 31, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which matured in March 2013.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.   There are no restrictions on withdrawals from the salvage fund.

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

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion, depreciation and amortization, if any, will be eliminated from the property accounts, and the resultant gain or loss is recognized.

At March 31, 2013 and December 31, 2012, amounts recorded in due to operators totaling $0.1 million related to capital expenditures for oil and gas properties.

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

Distributions
Distributions to shareholders are allocated in proportion to the number of shares held. Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, which range from approximately $6 thousand to $12 thousand per share. The Fund began making distributions to eligible early investors during the second quarter 2009.  The Fund commenced distributions to all investors in January 2013.

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

The Fund had no derivative contracts during the three months ended March 31, 2013.  For the three months ended March 31, 2012, the Fund’s derivative instrument income consisted of realized losses of $6 thousand and unrealized losses of $2 thousand.

3.           Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  In October 2012, the Manager elected to reduce its management fee to 1% annually.   Management fees for the three months ended March 31, 2013 and 2012 were $0.1 million and $0.2 million, respectively.

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

4.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2013, the Fund expects to spend $6.1 million related to its investments in oil and gas properties, of which $3.1 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2013 and December 31, 2012, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2012 Annual Report on Form 10-K.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	March 31, 2013	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.06%	$103	$494	Floating production facility to service several wells, including the Diller and Marmalard wells. Expected to be placed in service in 2015.

Non-producing Properties
Diller Project	0.88%	$1,282	$3,515	Well deemed to be a discovery in March 2012. Expected to commence production in 2015.
Marmalard Project	0.88%	$1,014	$4,414	Well deemed to be a discovery in May 2012. Expected to commence production in 2015.
Producing Properties
Alpha Project	3.75%	$6,590	$6,590
Production commenced in April 2012.  Well was shut-in for several weeks during first quarter 2013 due to electronic communication issues.  Upon completion of remediation efforts at a cost of $20 thousand, well resumed production in late-March 2013.

Cobalt Project	5.0%	$2,368	$2,398	Production commenced in 2009. Recompletions are planned for 2015 and 2016 at an estimated total cost of $30 thousand.
Emerald Project well #1	5.0%	$3,308	$3,308	Production commenced 2009.
Emerald Project well #2	5.0%	$796	$796	Production commenced in 2010. Well was recompleted in February 2013 at an estimated cost of $40 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2013 and 2012, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2013	2012
	(in thousands)
Revenue
Oil and gas revenue	$710	$409

Expenses
Depletion, depreciation and amortization	319	205
Management fees to affiliate	93	232
Operating expenses	149	37
General and administrative expenses	44	55
Total expenses	605	529
Income (loss) from operations	105	(120)
Other loss	-	(1)
Net income (loss)	$105	$(121)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Number of wells producing	4	3
Total number of production days	300	267
Oil sales (in hundreds of barrels)	21	9
Average oil price per barrel	$112	$114
Gas sales (in thousands of mcfs)	119	72
Average gas price per mcf	$4.07	$2.34

The increases in production days and sales volumes were primarily attributable to the onset of production for the Alpha Project in April 2012, partially offset by natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2013 was $0.7 million, a $0.3 million increase from the three months ended March 31, 2012.  The increase is attributable to increased sales volumes totaling $0.2 million coupled with the impact of the change in average prices totaling $0.1 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended March 31, 2013 was $0.3 million, an increase of $0.1 million from the three months ended March 31, 2012.  The increase resulted primarily from an increase in production volumes totaling $0.1 million. See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for the three months ended March 31, 2013 and 2012 were $0.1 million and $0.2 million, respectively.  In accordance with the LLC Agreement, the Manager is entitled to an annual management fee, paid monthly, equal to 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.   In October 2012, the Manager elected to reduce its management fee to 1% annually.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2013	2012
	(in thousands)
Lease operating expense	$118	$46
Workover expense	29	(1)
Geological costs	3	3
Dry-hole costs	(1)	(11)
	$149	$37

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $5.40 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2013 compared to $3.02 per BOE during the three months ended March 31, 2012. Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.  During the three months ended March 31, 2013, workover expense related to the Alpha and Emerald projects.  Geological costs, which were related to the Diller and Marmalard projects, represent costs incurred to obtain seismic data, surveys, and lease rentals. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2013	2012
	(in thousands)
Accounting and professional fees	$30	$22
Insurance expense	13	31
Other	1	2
	$44	$55

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other Loss.  Other loss for the three months ended March 31, 2013 and 2012 is detailed in the following table.

	Three months ended March 31,
	2013	2012
	(in thousands)
Interest income	$-	$7
Realized losses on derivative instruments	-	(6)
Unrealized losses on derivative instruments	-	(2)
	$-	$(1)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2013 were $0.6 million, primarily related to revenue received of $0.8 million, partially offset by operating expenses paid of $0.1 million and management fees of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2012 were $0.2 million, primarily related to revenue received of $0.5 million, partially offset by management fees of $0.2 million and operating expenses and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2013 were $0.2 million, related to capital expenditures for oil and gas properties.

Cash flows provided by investing activities for the three months ended March 31, 2012 were $0.4 million, primarily related to the proceeds received from the maturity of U.S. Treasury securities of $4.5 million, partially offset by investments in U.S. Treasury securities of $3.0 million and capital expenditures for oil and gas properties of $1.1 million.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2013 were $0.6 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2012 were $0.3 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2013, the Fund expects to spend $6.1 million related to its investments in oil and gas properties, of which $3.1 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2013 and December 31, 2012 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2013 and December 31, 2012, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	May 6, 2013	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 6, 2013	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)