Form 10-Q
period 2013-06-30
Ridgewood Energy U Fund LLC
filed 2013-08-05
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes ☐  No ☒

As of August 5, 2013 the Fund had 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$6,708	$7,548
Production receivable	231	420
Other current assets	30	108
Total current assets	6,969	8,076
Salvage fund	1,156	1,156
Other assets	89	89
Oil and gas properties:
Advances to operators for working interests and expenditures	21	-
Proved properties	16,637	15,717
Equipment and facilities – in progress	139	61
Less: accumulated depletion, depreciation and amortization	(10,709)	(10,052)
Total oil and gas properties, net	6,088	5,726
Total assets	$14,302	$15,047

Liabilities and Members' Capital
Current liabilities:
Due to operators	$160	$155
Accrued expenses	48	39
Total current liabilities	208	194
Asset retirement obligations	654	590
Total liabilities	862	784

Commitments and contingencies (Note 4)

Members' capital:
Manager:
Distributions	(988)	(847)
Accumulated deficit	(226)	(335)
Manager's total	(1,214)	(1,182)

Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(7,887)	(7,089)
Accumulated deficit	(41,299)	(41,306)
Shareholders' total	14,654	15,445
Total members' capital	13,440	14,263
Total liabilities and members' capital	$14,302	$15,047

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue
Oil and gas revenue	$679	$1,249	$1,389	$1,658

Expenses
Depletion, depreciation and amortization	338	1,808	657	2,013
Impairment of oil and gas properties	-	3,114	-	3,114
Management fees to affiliate (Note 3)	93	232	186	464
Operating expenses	148	202	297	239
General and administrative expenses	89	58	133	113
Total expenses	668	5,414	1,273	5,943
Income (loss) from operations	11	(4,165)	116	(4,285)
Other income	-	5	-	4
Net income (loss)	$11	$(4,160)	$116	$(4,281)

Manager Interest
Net income	$48	$77	$109	$86

Shareholder Interest
Net (loss) income	$(37)	$(4,237)	$7	$(4,367)
Net (loss) income per share	$(78)	$(8,711)	$13	$(8,978)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities
Net income (loss)	$116	$(4,281)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion, depreciation and amortization	657	2,013
Impairment of oil and gas properties	-	3,114
Derivative instrument loss	-	8
Derivative instrument settlements	-	1
Changes in assets and liabilities:
Decrease (increase) in production receivable	189	(374)
Decrease in other current assets	46	39
Increase in due to operators	51	74
Increase (decrease) in accrued expenses	9	(23)
Net cash provided by operating activities	1,068	571

Cash flows from investing activities
Payments to operators for working interests
and expenditures	(21)	-
Capital expenditures for oil and gas properties	(948)	(2,437)
Investments in marketable securities	-	(2,999)
Proceeds from maturity of investments	-	4,500
Interest reinvested in salvage fund	-	(12)
Net cash used in investing activities	(969)	(948)

Cash flows from financing activities
Distributions	(939)	(386)
Net cash used in financing activities	(939)	(386)
Net decrease in cash and cash equivalents	(840)	(763)

Cash and cash equivalents, beginning of period	7,548	5,352
Cash and cash equivalents, end of period	$6,708	$4,589

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties	$-	$235

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value.  The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets.  Level 2 inputs consist of quoted prices for similar instruments.  Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.  Cash and cash equivalents and held-to-maturity investments approximate fair value based on Level 1 inputs.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At June 30, 2013, the Fund’s bank balances exceeded federally insured limits by $7.6 million, of which $4.1 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At December 31, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that were classified as held-to-maturity of $1.0 million, which matured in March 2013.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.   There are no restrictions on withdrawals from the salvage fund.

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

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At June 30, 2013 and December 31, 2012, amounts recorded in due to operators totaling $39 thousand and $0.1 million, respectively, related to capital expenditures for oil and gas properties.

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

During the three and six months ended June 30, 2012, the Fund recorded an impairment of  $3.1 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates. The fair value at the date of impairment was $2.6 million.  Such amount was determined based on level 3 inputs, which included projected income from reserves utilizing forward price curves, net of anticipated costs, discounted. There were no impairments to oil and gas properties for the three and six months ended June 30, 2013.

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

The Fund had no derivative contracts during the three and six months ended June 30, 2013.  For the three months ended June 30, 2012, the Fund’s derivative instrument income consisted of realized losses of $2 thousand and unrealized gains of $2 thousand.  For the six months ended June 30, 2012, the Fund’s derivative instrument income consisted of realized losses of $8 thousand.

3.           Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  In October 2012, the Manager elected to reduce its management fee to 1% annually.   Management fees for the three and six months ended June 30, 2013 were $0.1 million and $0.2 million, respectively.  Management fees for the three and six months ended June 30, 2012 were $0.2 million and $0.5 million, respectively.

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

4.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2013, the Fund expects to spend $5.2 million related to its investments in oil and gas properties, of which $2.6 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2013 and December 31, 2012, there were no known environmental contingencies that required the Fund to record a liability.

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

Project	Working Interest	Total Spent through June 30, 2013	Total Fund Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.06%	$139	$495	Floating production facility to service several wells, including the Diller and Marmalard wells. Expected to be placed in service in 2015.
Non-producing Properties
Diller Project	0.88%	$1,351	$3,518	Well deemed to be a discovery in March 2012. Expected to commence production in 2015.
Marmalard Project	0.88%	$1,615	$4,303
Marmalard well #1 deemed to be a discovery in May 2012 and is expected to commence production in 2015.  Marmalard well #2 deemed to be a discovery in May 2013 and is expected to commence production in 2015.

Producing Properties
Alpha Project	3.75%	$6,597	$6,597
Production commenced April 2012.  Well was shut-in for several weeks during first quarter 2013 due to electronic communication issues.  Upon completion of remediation efforts at a cost of $20 thousand, well resumed production in late-March 2013.

Cobalt Project	5.0%	$2,368	$2,398	Production commenced in 2009. Recompletions are planned for 2015 and 2016 at an estimated total cost of $30 thousand.
Emerald Project well #1	5.0%	$3,308	$3,308	Production commenced in 2009.
Emerald Project well #2	5.0%	$786	$786	Production commenced in 2010. Well was recompleted in February 2013 at a cost of $30 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2013 and 2012, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenue
Oil and gas revenue	$679	$1,249	$1,389	$1,658

Expenses
Depletion, depreciation and amortization	338	1,808	657	2,013
Impairment of oil and gas properties	-	3,114	-	3,114
Management fees to affiliate	93	232	186	464
Operating expenses	148	202	297	239
General and administrative expenses	89	58	133	113
Total expenses	668	5,414	1,273	5,943
Income (loss) from operations	11	(4,165)	116	(4,285)
Other income	-	5	-	4
Net income (loss)	$11	$(4,160)	$116	$(4,281)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Number of wells producing	4	4	4	4
Total number of production days	352	331	652	598
Oil sales (in thousands of barrels)	2	6	4	7
Average oil price per barrel	$108	$106	$110	$107
Gas sales (in thousands of mcfs)	110	142	203	216
Average gas price per mcf	$4.38	$2.53	$4.07	$2.45

The increases in production days were primarily attributable to the onset of production for the Alpha Project in April 2012, partially offset by natural declines in well production.  The decreases in sales volumes were primarily related to natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2013 was $0.7 million, a $0.6 million decrease from the three months ended June 30, 2012.  The decrease is attributable to decreased sales volumes totaling $0.8 million, partially offset by the impact of the change in average prices totaling $0.2 million.  Oil and gas revenue for the six months ended June 30, 2013 was $1.4 million, a $0.3 million decrease from the six months ended June 30, 2012.  The decrease is attributable to decreased sales volumes totaling $0.6 million, partially offset by the impact of the change in average prices totaling $0.3 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended June 30, 2013 was $0.3 million, a decrease of $1.5 million from the three months ended June 30, 2012.  The decrease resulted from a decrease in average depletion rates totaling $0.9 million coupled with a decrease in production volumes totaling $0.6 million.  Depletion, depreciation and amortization for the six months ended June 30, 2013 was $0.7 million, a decrease of $1.4 million from the six months ended June 30, 2012.  The decrease resulted from a decrease in average depletion rates totaling $1.2 million coupled with a decrease in production volumes totaling $0.2 million.  The decreases in average depletion rates were primarily attributable to the Alpha Project, which was impaired during second quarter 2012 coupled with an increase in year-end reserve estimates as assigned by the Fund’s independent petroleum engineer.  See “Overview” above for additional information.

Impairment of Oil and Gas Properties.  There were no impairments to oil and gas properties during the three and six months ended June 30, 2013.  During the three and six months ended June 30, 2012, the Fund recorded an impairment to oil and gas properties of $3.1 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates.

Management Fees to Affiliate.  Management fees for the three months ended June 30, 2013 and 2012 were $0.1 million and $0.2 million, respectively.  Management fees for the six months ended June 30, 2013 and 2012 were $0.2 million and $0.5 million, respectively. In accordance with the LLC Agreement, the Manager is entitled to an annual management fee, paid monthly, equal to 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.   In October 2012, the Manager elected to reduce its management fee to 1% annually.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Lease operating expense	$138	$111	$256	$157
Workover expense	14	-	43	(1)
Geological costs	5	95	8	98
Dry-hole costs	(9)	(4)	(10)	(15)
	$148	$202	$297	$239

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $5.69 per barrel of oil equivalent (“BOE”) and $5.52 per BOE during the three and six months ended June 30, 2013, respectively, compared to $3.09 per BOE and $3.06 per BOE during the three and six months ended June 30, 2012, respectively.  Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.  During the three and six months ended June 30, 2013, workover expense related to the Alpha and Emerald projects.  Geological costs, which were related to the Diller and Marmalard projects, represent costs incurred to obtain seismic data, surveys, and lease rentals.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Accounting and professional fees	$40	$46	$70	$68
Insurance expense	48	10	61	41
Other	1	2	2	4
	$89	$58	$133	$113

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other Income.  Other income for the three and six months ended June 30, 2013 and 2012 is detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest income	$-	$5	$-	$12
Realized losses on derivative instruments	-	(2)	-	(8)
Unrealized gains on derivative instruments	-	2	-	-
	$-	$5	$-	$4

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2013 were $1.1 million, primarily related to revenue received of $1.6 million, partially offset by operating expenses paid of $0.2 million, management fees of $0.2 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2012 were $0.6 million, primarily related to revenue received of $1.3 million, partially offset by management fees of $0.5 million, operating expenses paid of $0.2 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2013 were $1.0 million, related to capital expenditures for oil and gas properties, inclusive of advances.

Cash flows used in investing activities for the six months ended June 30, 2012 were $0.9 million, primarily related to investments in U.S. Treasury securities of $3.0 million and capital expenditures for oil and gas properties of $2.4 million, partially offset by the proceeds received from the maturity of U.S. Treasury securities of $4.5 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2013 were $0.9 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2012 were $0.4 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2013, the Fund expects to spend $5.2 million related to its investments in oil and gas properties, of which $2.6 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2013 and December 31, 2012 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2013 and December 31, 2012, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2013.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY U FUND, LLC
Dated:	August 5, 2013	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2013	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)