Form 10-Q
period 2014-03-31
Ridgewood Energy U Fund LLC
filed 2014-05-05
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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
 Yes ☐     No ☒

As of May 5, 2014 the Fund had 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$5,922	$6,107
Production receivable	193	214
Other current assets	22	36
Total current assets	6,137	6,357
Salvage fund	1,156	1,156
Other assets	30	89
Oil and gas properties:
Proved properties	17,984	17,427
Equipment and facilities – in progress	405	277
Less: accumulated depletion, depreciation and amortization	(12,307)	(11,942)
Total oil and gas properties, net	6,082	5,762
Total assets	$13,405	$13,364

Liabilities and Members' Capital
Current liabilities:
Due to operators	$411	$73
Accrued expenses	39	39
Total current liabilities	450	112
Asset retirement obligations	986	986
Total liabilities	1,436	1,098

Commitments and contingencies (Note 3)

Members' capital:
Manager:
Distributions	(1,117)	(1,073)
Accumulated deficit	(106)	(156)
Manager's total	(1,223)	(1,229)

Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(8,621)	(8,372)
Accumulated deficit	(42,027)	(41,973)
Shareholders' total	13,192	13,495
Total members' capital	11,969	12,266
Total liabilities and members' capital	$13,405	$13,364

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenue
Oil and gas revenue	$602	$710

Expenses
Depletion, depreciation and amortization	365	319
Management fees to affiliate (Note 2)	93	93
Operating expenses	102	149
General and administrative expenses	48	44
Total expenses	608	605
(Loss) income from operations	(6)	105
Interest income	2	-
Net (loss) income	$(4)	$105

Manager Interest
Net income	$50	$61

Shareholder Interest
Net (loss) income	$(54)	$44
Net (loss) income per share	$(111)	$91

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities
Net (loss) income	$(4)	$105
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion, depreciation and amortization	365	319
Changes in assets and liabilities:
Decrease in production receivable	21	103
Decrease in other current assets	14	18
Increase in due to operators	81	43
Decrease in accrued expenses	-	(1)
Net cash provided by operating activities	477	587

Cash flows from investing activities
Capital expenditures for oil and gas properties	(369)	(223)
Net cash used in investing activities	(369)	(223)

Cash flows from financing activities
Distributions	(293)	(609)
Net cash used in financing activities	(293)	(609)
Net decrease in cash and cash equivalents	(185)	(245)

Cash and cash equivalents, beginning of period	6,107	7,548
Cash and cash equivalents, end of period	$5,922	$7,303

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 2 and 3.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2013 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value.  The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets.  Level 2 inputs consist of quoted prices for similar instruments.  Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.  Cash and cash equivalents approximate fair value based on Level 1 inputs.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2014, all of the Fund’s bank balances exceeded federally insured limits, as such amounts were not maintained in insured bank accounts.

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

At March 31, 2014 and December 31, 2013, amounts recorded in due to operators totaling $0.3 million and $13 thousand, respectively, related to capital expenditures for oil and gas properties.

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

2.           Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2012, the Manager elected to reduce its management fee to 1% annually.   Management fees for each of the three months ended March 31, 2014 and 2013 were $0.1 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three months ended March 31, 2014 and 2013 were $44 thousand and $0.1 million, respectively.

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

3.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. Currently, the Fund has two non-producing properties, the Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently anticipates such development will include up to seven wells, with related platform and pipeline infrastructure. It is also possible that full development of the Marmalard Project will entail the drilling of an additional well beyond the projected wells, the cost of which is not included in the below estimates.

As of March 31, 2014, the Fund expects to spend an additional $6.7 million related to its investments in oil and gas properties, of which $2.7 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $1.0 million at March 31, 2014, which includes asset retirement obligations for the non-producing properties.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2013 Annual Report on Form 10-K.

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

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs certain duties on the Fund’s behalf including the evaluation of projects, including ongoing management, administrative and advisory services.  In accordance with the LLC Agreement, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2012, the Manager elected to reduce its management fee to 1% annually.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	March 31, 2014	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.06%	$405	$513	Floating production facility to service several wells, including the Diller and Marmalard wells. Expected to be placed in service in 2015.
Non-producing Properties
Diller Project	0.88%	$1,836	$3,533	Well deemed to be a discovery in March 2012. Completion efforts are ongoing and production is expected to commence in 2015.
Marmalard Project	0.88%	$2,142	$6,962	Marmalard well #1 and well #2 were deemed to be discoveries in May 2012 and May 2013, respectively. Completion efforts are ongoing and production is expected to commence in 2015.
Producing Properties
Alpha Project	3.75%	$6,606	$6,606	Production commenced April 2012.
Cobalt Project	5.0%	$2,368	$2,408	Production commenced in 2009. Two recompletions are expected in 2016 and 2019 at an estimated total cost of $40 thousand.
Emerald Project well #1	5.0%	$3,308	$3,308	Production commenced in 2009.
Emerald Project well #2	5.0%	$775	$775	Production commenced in 2010.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$602	$710

Expenses
Depletion, depreciation and amortization	365	319
Management fees to affiliate	93	93
Operating expenses	102	149
General and administrative expenses	48	44
Total expenses	608	605
(Loss) income from operations	(6)	105
Interest income	2	-
Net (loss) income	$(4)	$105

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Number of wells producing	4	4
Total number of production days	349	300
Oil sales (in thousands of barrels)	2	2
Average oil price per barrel	$100	$112
Gas sales (in thousands of mcfs)	83	119
Average gas price per mcf	$5.15	$4.07

The increase in the number of production days was due to the Emerald Project well #2 and the Alpha Project, which were shut-in during first quarter 2013.  The decrease in gas sales volume was due to natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2014 was $0.6 million, a $0.1 million decrease from the three months ended March 31, 2013.  The decrease was primarily attributable to decreased sales volumes totaling $0.2 million, partially offset by the impact of the change in average prices totaling $0.1 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended March 31, 2014 was $0.4 million, an increase of $46 thousand from the three months ended March 31, 2013.  The increase resulted from an increase in average depletion rates totaling $133 thousand, partially offset by a decrease in production volumes totaling $87 thousand.  The increase in average depletion rates was primarily attributable to decreases in reserve estimates, principally related to the Alpha Project. See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended March 31, 2014 and 2013 were $0.1 million.  In accordance with the LLC Agreement, the Manager is entitled to an annual management fee, paid monthly, equal to 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.   During 2012, the Manager elected to reduce its management fee to 1% annually.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2014	2013
	(in thousands)
Lease operating expense	$95	$118
Workover expense	7	29
Geological costs	-	3
Dry-hole costs	-	(1)
	$102	$149

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $5.97 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2014 compared to $5.40 per BOE during the three months ended March 31, 2013.  Workover expense, which represents costs to restore or stimulate production of existing reserves of a proved property, related to the Alpha and Emerald projects.  Geological costs, which were related to the Diller and Marmalard projects, represent costs incurred to obtain seismic data, surveys, and lease rentals.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2014	2013
	(in thousands)
Accounting and professional fees	$30	$30
Insurance expense	17	13
Other	1	1
	$48	$44

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents.  Interest income for the three months ended March 31, 2014 was $2 thousand.  The Fund did not earn interest income for the three months ended March 31, 2013.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2014 were $0.5 million, primarily related to revenue received of $0.6 million, partially offset by management fees of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2013 were $0.6 million, primarily related to revenue received of $0.8 million, partially offset by operating expenses paid of $0.1 million and management fees of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2014 were $0.4 million, related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2013 were $0.2 million, related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2014 were $0.3 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2013 were $0.6 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2014, the Fund has two non-producing properties, the Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $6.6 million related to the development of these projects, which the Fund anticipates will include the development of up to seven wells, with related platform and pipeline infrastructure. It is also possible that full development of the Marmalard Project will entail the drilling of an additional well beyond the projected wells, the cost of which is not included in the above estimates.

Capital expenditures for investment properties have been funded with the capital raised by the Fund in its private placement offering, which may be all the capital it will obtain. The number of projects in which the Fund can invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its investment properties.  Such needs are funded utilizing operating income, existing cash on-hand and income earned therefrom.

As of March 31, 2014, the Fund expects to spend an additional $6.7 million related to its investments in oil and gas properties, of which $2.7 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $1.0 million at March 31, 2014, which includes asset retirement obligations for the non-producing properties.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	May 5, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 5, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)