Form 10-Q
period 2014-09-30
Ridgewood Energy U Fund LLC
filed 2014-10-28
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2014
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
 Yes ☐     No ☒

As of October 28, 2014 the Fund had 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$5,372	$6,107
Production receivable	72	214
Other current assets	15	36
Total current assets	5,459	6,357
Salvage fund	1,156	1,156
Other assets	30	89
Oil and gas properties:
Advances to operators for working interests and expenditures	6	-
Proved properties	18,357	17,427
Equipment and facilities – in progress	268	277
Less: accumulated depletion, depreciation and amortization	(13,174)	(11,942)
Total oil and gas properties, net	5,457	5,762
Total assets	$12,102	$13,364

Liabilities and Members' Capital
Current liabilities:
Due to operators	$107	$73
Accrued expenses	32	39
Total current liabilities	139	112
Asset retirement obligations	986	986
Total liabilities	1,125	1,098

Commitments and contingencies (Note 3)

Members' capital:
Manager:
Distributions	(1,192)	(1,073)
Accumulated deficit	(58)	(156)
Manager's total	(1,250)	(1,229)

Shareholders:
Capital contributions (1,000 shares authorized; 486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(9,046)	(8,372)
Accumulated deficit	(42,567)	(41,973)
Shareholders' total	12,227	13,495
Total members' capital	10,977	12,266
Total liabilities and members' capital	$12,102	$13,364

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
Oil and gas revenue	$286	$467	$1,409	$1,856

Expenses
Depletion, depreciation and amortization	145	258	786	915
Impairment of oil and gas properties	-	-	446	-
Management fees to affiliate (Note 2)	85	93	271	279
Operating expenses	91	101	276	398
General and administrative expenses	36	36	131	169
Total expenses	357	488	1,910	1,761
(Loss) income from operations	(71)	(21)	(501)	95
Interest income	1	-	5	-
Net (loss) income	$(70)	$(21)	$(496)	$95

Manager Interest
Net income	$10	$33	$98	$142

Shareholder Interest
Net loss	$(80)	$(54)	$(594)	$(47)
Net loss per share	$(165)	$(111)	$(1,222)	$(97)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities
Net (loss) income	$(496)	$95
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	786	915
Impairment of oil and gas properties	446	-
Changes in assets and liabilities:
Decrease in production receivable	142	224
Decrease (increase) in other current assets	21	(4)
Increase in due to operators	35	41
Decrease in accrued expenses	(7)	(5)
Net cash provided by operating activities	927	1,266

Cash flows from investing activities

Payments to operators for working interests and expenditures	(6)	-
Capital expenditures for oil and gas properties	(863)	(1,152)
Net cash used in investing activities	(869)	(1,152)

Cash flows from financing activities
Distributions	(793)	(1,267)
Net cash used in financing activities	(793)	(1,267)

Net decrease in cash and cash equivalents	(735)	(1,153)
Cash and cash equivalents, beginning of period	6,107	7,548
Cash and cash equivalents, end of period	$5,372	$6,395

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At September 30, 2014, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

At September 30, 2014 and December 31, 2013, amounts recorded in due to operators totaling $12 thousand and $13 thousand, respectively, related to capital expenditures for oil and gas properties.

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

During the nine months ended September 30, 2014, the Fund recorded an impairment of $0.4 million, which was attributable to revisions to reserve estimates for the Emerald Project as a result of the full depletion of well #1.  The fair value of the Emerald Project at the date of impairment was $0.2 million.  Such amounts were determined based on Level 3 inputs, which included projected income from reserves utilizing forward price curves, net of anticipated costs, discounted. There were no impairments to oil and gas properties during the three months ended September 30, 2014 and during the three and nine months ended September 30, 2013.

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

2.           Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2012, the Manager elected to reduce its management fee to 1% annually.   Management fees for each of the three and nine months ended September 30, 2014 and 2013 were $0.1 million and $0.3 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three and nine months ended September 30, 2014 were $28 thousand and $0.1 million, respectively.  Distributions paid to the Manager for the three and nine months ended September 30, 2013 were $49 thousand and $0.2 million, respectively.

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

As of September 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $7.9 million, of which $2.6 million is expected to be spent during the next twelve months.  These expected capital commitments, which include asset retirement obligations for the Fund’s projects of $1.5 million, exceed available working capital and salvage fund by $1.5 million at September 30, 2014.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.  The budget for each project is inclusive of estimated asset retirement obligations.

		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2014	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.06%	$274	$373	Floating production facility to service several wells, including the Diller and Marmalard wells, which is expected to be placed in service in 2015.
Non-producing Properties
Diller Project	0.88%	$2,035	$3,928	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2015.
Marmalard Project	0.88%	$2,316	$7,435	Wells #1 and #2 were deemed to be discoveries in 2012 and 2013, respectively. Completion efforts are ongoing and production is expected to commence in 2015.
Producing Properties
Alpha Project	3.75%	$6,606	$7,094	Production commenced in 2012.
Cobalt Project	5.0%	$2,368	$2,503	Production commenced in 2009. Recompletions are planned for 2016 and 2019.
Emerald Project well #2	5.0%	$775	$877	Production commenced in 2010.
Fully Depleted
Emerald Project well #1	5.0%	$3,309	$3,411	Production commenced in 2009. Well reached the end of its productive life in second quarter 2014.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$286	$467	$1,409	$1,856

Expenses
Depletion, depreciation and amortization	145	258	786	915
Impairment of oil and gas properties	-	-	446	-
Management fees to affiliate	85	93	271	279
Operating expenses	91	101	276	398
General and administrative expenses	36	36	131	169
Total expenses	357	488	1,910	1,761
(Loss) income from operations	(71)	(21)	(501)	95
Interest income	1	-	5	-
Net (loss) income	$(70)	$(21)	$(496)	$95

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Number of wells producing	3	4	4	4
Total number of production days	246	351	920	1,009
Oil sales (in thousands of barrels)	1	2	5	6
Average oil price per barrel	$99	$109	$101	$110
Gas sales (in thousands of mcfs)	28	87	170	349
Average gas price per mcf	$4.25	$3.57	$4.72	$3.78

During the three months ended September 30, 2014, the decrease in the number of wells producing was due to the Emerald Project well #1, which reached the end of its productive life in second quarter 2014.  The decreases in the number of production days and sales volume were due to the Emerald Project well #1 coupled with natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2014 was $0.3 million, a $0.2 million decrease from the three months ended September 30, 2013.  The decrease was primarily attributable to decreased sales volume totaling $0.2 million.  Oil and gas revenue for the nine months ended September 30, 2014 was $1.4 million, a $0.4 million decrease from the nine months ended September 30, 2013.  The decrease was attributable to decreased sales volume totaling $0.6 million, partially offset by the impact of the change in average prices totaling $0.1 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended September 30, 2014 was $0.1 million, a decrease of $0.1 million from the three months ended September 30, 2013.  The decrease resulted from a decrease in production volume totaling $0.2 million, partially offset by an increase in average depletion rates totaling $0.1 million.  Depletion, depreciation and amortization for the nine months ended September 30, 2014 was $0.8 million, a decrease of $0.1 million from the nine months ended September 30, 2013.  The decrease resulted from a decrease in production volume totaling $0.4 million, partially offset by an increase in average depletion rates totaling $0.3 million. The increases in average depletion rates were attributable to increased capital costs coupled with decreases in reserve estimates, which were primarily attributable to the Alpha Project.  See “Overview” above for additional information.

Impairment of Oil and Gas Properties. During the nine months ended September 30, 2014, the Fund recorded an impairment of $0.4 million, which was attributable to revisions to reserve estimates for the Emerald Project as a result of the full depletion of well #1 during second quarter 2014.  There were no impairments to oil and gas properties during the three months ended September 30, 2014 and during the three and nine months ended September 30, 2013.

Management Fees to Affiliate.  Management fees for each of the three and nine months ended September 30, 2014 and 2013 were $0.1 million $0.3 million, respectively.  In accordance with the LLC Agreement, the Manager is entitled to an annual management fee, paid monthly, equal to 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.   During 2012, the Manager elected to reduce its management fee to 1% annually.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Lease operating expense	$89	$98	$251	$354
Workover expense	1	3	21	46
Geological costs	1	-	4	8
Dry-hole costs	-	-	-	(10)
	$91	$101	$276	$398

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $14.49 per barrel of oil equivalent (“BOE”) and $7.42 per BOE during the three and nine months ended September 30, 2014, respectively, compared to $6.02 per BOE and $5.52 per BOE during the three and nine months ended September 30, 2013, respectively.  Workover expense, which represents costs to restore or stimulate production of existing reserves of a proved property, related to the Alpha and Emerald projects.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Accounting and professional fees	$31	$25	$90	$95
Insurance expense	4	11	39	72
Other	1	-	2	2
	$36	$36	$131	$169

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2014 were $0.9 million, primarily related to revenue received of $1.6 million, partially offset by management fees of $0.3 million, operating expenses paid of $0.2 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the nine months ended September 30, 2013 were $1.3 million, primarily related to revenue received of $2.1 million, partially offset by operating expenses paid of $0.4 million, management fees of $0.3 million and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2014 were $0.9 million, related to capital expenditures for oil and gas properties, inclusive of advances.

Cash flows used in investing activities for the nine months ended September 30, 2013 were $1.2 million, related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2014 were $0.8 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2013 were $1.3 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2014, the Fund has two non-producing properties, the Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently anticipates such development will include up to seven wells, with related platform and pipeline infrastructure. It is also possible that full development of the Marmalard Project will entail the drilling of an additional well beyond the projected wells, the cost of which is not included in the below estimates. See “Liquidity Needs” below.

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

As of September 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $7.9 million, of which $2.6 million is expected to be spent during the next twelve months.  These expected capital commitments, which include asset retirement obligations for the Fund’s projects of $1.5 million, exceed available working capital and salvage fund by $1.5 million at September 30, 2014.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	October 28, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 28, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)