Form 10-Q
period 2016-03-31
Ridgewood Energy U Fund LLC
filed 2016-05-10
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2016
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
 Yes ☐     No ☒

As of May 10, 2016 the Fund had 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$920	$855
Salvage fund	117	117
Production receivable	381	353
Other current assets	13	-
Total current assets	1,431	1,325
Salvage fund	1,256	1,142
Investment in Delta House	572	572
Oil and gas properties:
Proved properties	11,248	11,218
Less: accumulated depletion and amortization	(4,163)	(3,508)
Total oil and gas properties, net	7,085	7,710
Total assets	$10,344	$10,749

Liabilities and Members' Capital
Current liabilities:
Due to operators	$555	$310
Accrued expenses	42	42
Asset retirement obligations	117	117
Total current liabilities	714	469
Asset retirement obligations	1,365	1,365
Total liabilities	2,079	1,834
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(1,243)	(1,236)
Accumulated deficit	(38)	(38)
Manager's total	(1,281)	(1,274)
Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(9,332)	(9,296)
Accumulated deficit	(44,962)	(44,355)
Shareholders' total	9,546	10,189
Total members' capital	8,265	8,915
Total liabilities and members' capital	$10,344	$10,749

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2016	2015
Revenue
Oil and gas revenue	$943	$16
Expenses
Depletion and amortization	665	23
Management fees to affiliate (Note 2)	65	65
Operating expenses	842	86
General and administrative expenses	35	34
Total expenses	1,607	208
Loss from operations	(664)	(192)
Other income
Dividend income	57	-
Interest income	-	1
Total other income	57	1
Net loss	$(607)	$(191)

Manager Interest
Net loss	$-	$(26)

Shareholder Interest
Net loss	$(607)	$(165)
Net loss per share	$(1,249)	$(341)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(607)	$(191)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	665	23
Changes in assets and liabilities:
(Increase) decrease in production receivable	(28)	15
Decrease in other current assets	-	4
Increase (decrease) in due to operators	245	(1)
Decrease in accrued expenses	-	(11)
Net cash provided by (used in) operating activities	275	(161)

Cash flows from investing activities
Capital expenditures for oil and gas properties and
investment in Delta House	(53)	(1,033)
Investments in salvage fund	(114)	-
Net cash used in investing activities	(167)	(1,033)

Cash flows from financing activities
Distributions	(43)	-
Net cash used in financing activities	(43)	-

Net increase (decrease) in cash and cash equivalents	65	(1,194)
Cash and cash equivalents, beginning of period	855	4,071
Cash and cash equivalents, end of period	$920	$2,877

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 2 and 3.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2015 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2015, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2016, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized.  The costs of exploratory wells are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory costs are expensed as dry-hole costs.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity, transportation expense and workover efforts are expensed as incurred.  Insurance expense related to operating wells of $2 thousand has been reclassified from “General and administrative expenses” in the Fund’s statement of operations for the three months ended March 31, 2015 to “Operating expenses” to correct prior period presentation.

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

Impairment of Long-Lived Assets
The Fund reviews the carrying value of its oil and gas properties annually and when management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the review.  If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the asset is written down to fair value, which is determined using estimated future net discounted cash flows from the asset.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.

Significant declines in oil and natural gas prices since fourth quarter 2014 have impacted the fair value of the Fund’s oil and gas properties.  If oil and natural gas prices continue to decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

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

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders. The Fund files U.S. Federal and State tax returns and the 2013 through 2015 tax returns remain open for examination by tax authorities.

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

Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board issued accounting guidance that requires, among other things, companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. This pronouncement is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption not permitted. The Fund is currently evaluating the impact of this guidance on its financial statements.

2.   Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2012, the Manager elected to reduce its management fee to 1% annually.   Management fees for each of the three months ended March 31, 2016 and 2015 were $0.1 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three months ended March 31, 2016 were $7 thousand. The Fund did not pay distributions for the three months ended March 31, 2015.

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

3.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $5.9 million (which include asset retirement obligations for the Fund’s projects of $2.5 million), of which $0.1 million is expected to be spent during the next twelve months.  These expected capital commitments exceed available working capital and salvage fund by $3.8 million at March 31, 2016.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2016 and December 31, 2015, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows. See Note 1 of “Notes to Unaudited Condensed Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for a discussion of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2015 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 28, 2006 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement”). The Fund’s investments in oil and natural gas properties is complete and the balance of the Fund’s capital has been fully allocated to complete such projects. The Fund does not expect in the future to investigate or invest in any additional projects other than those in which it currently has a working interest.

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs or arranges for the performance of, the management, advisory and administrative services required for Fund’s operations.  As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2012, the Manager elected to reduce its management fee to 1% annually.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Commodity Price Changes

Changes in commodity prices may significantly affect liquidity and expected operating results.  Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Since fourth quarter 2014, there has been a significant decline in oil and natural gas prices.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2016 and 2015 and the effect of such decreased average prices on the Fund’s results of operations.  If oil and natural gas prices continue to decline, even if only for a short period of time, the Fund’s results of operations and liquidity will continue to be adversely impacted.

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

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.  See “Liquidity Needs” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for information regarding the funding of the Fund’s capital commitments.

		Total Spent
	Working	through	Total Fund
Project	Interest	March 31, 2016	Budget	Status
		(in thousands)
Producing Properties
Cobalt Project	5.0%	$2,368	$2,496
The Cobalt Project, a single-well project, commenced production in 2009. Recompletions are planned for 2016, 2017 and 2019 at an estimated total cost of $60 thousand. The Fund expects to spend $68 thousand for asset retirement obligations.

Diller Project	0.88%	$2,781	$3,930
The Diller Project is expected to include the development of two wells. Well #1 commenced production during third quarter 2015. Well #2 is expected to commence production in 2018. The Fund expects to spend $0.7 million for additional development costs and $0.4 million for asset retirement obligations.

Marmalard Project	0.88%	$5,667	$9,278
The Marmalard Project is expected to include the development of six wells. Wells #1, #2 and #3 commenced production during second quarter 2015. Well #4 commenced production during fourth quarter 2015. Additional wells are expected to commence production in 2020 and 2023. The Fund expects to spend $2.5 million for additional development costs and $1.1 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2016 and 2015, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2016	2015
	(in thousands)
Revenue
Oil and gas revenue	$943	$16
Expenses
Depletion and amortization	665	23
Management fees to affiliate	65	65
Operating expenses	842	86
General and administrative expenses	35	34
Total expenses	1,607	208
Loss from operations	(664)	(192)
Other income
Dividend income	57	-
Interest income	-	1
Total other income	57	1
Net loss	$(607)	$(191)

Overview.    The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2016 and 2015.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended March 31,
	2016	2015
Number of wells producing	6	1
Total number of production days	523	101
Oil sales (in barrels)	25,594	177
Average oil price per barrel	$30	$48
Gas sales (in thousands of mcfs)	67	4
Average gas price per mcf	$1.27	$2.40

The increases noted in the above table were principally related to the commencement of production of four wells in the Marmalard Project and one well in the Diller Project.  See additional discussion in “Business Update” section above.

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

Oil and gas revenue for the three months ended March 31, 2016 was $0.9 million, an increase of $0.9 million from the three months ended March 31, 2015.  The increase was attributable to increased sales volume totaling $1.3 million, partially offset by decreased oil and gas prices totaling $0.4 million.  See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2016 was $0.7 million, an increase of $0.6 million from the three months ended March 31, 2015.  The increase was attributable to an increase in production volumes totaling $0.9 million, partially offset by a decrease in the average depletion rate totaling $0.3 million. The decrease in the average depletion rate was primarily attributable to the onset of production of the Marmalard Project, which has lower cost reserves.  See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.  Depletion and amortization rates are also impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Management Fees to Affiliate.  An annual management fee, totaling 1% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended March 31,
	2016	2015
	(in thousands)
Lease operating expense	$746	$84
Transportation expense	90	-
Insurance expense	14	2
Other	(8)	-
	$842	$86

Lease operating expense and transportation expense relates to the Fund’s producing properties.  Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling. Insurance expense related to operating wells has been reclassified from “General and administrative expenses” in prior year to “Operating expenses” to correct prior period presentation.

The average production cost, which includes lease operating expense, transportation expense and insurance expense, was $23.09 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2016, compared to $95.46 per BOE during the three months ended March 31, 2015.  The decrease is principally attributable to the change in the composite of the Fund’s producing wells coupled with the impact of the costs incurred by the Fund for wells that were no longer producing during the three months ended March 31, 2015.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Dividend Income.  Dividend income is related to the Fund’s investment in Delta House. See Note 1 of “Notes to Unaudited Condensed Financial Statements” - “Organization and Summary of Significant Accounting Policies” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for more information regarding the Investment in Delta House.

Interest Income.   Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2016 were $0.3 million, related to revenue received of $0.9 million and dividend income received of $0.1 million, partially offset by operating expenses of $0.6 million, management fees of $65 thousand, and general and administrative expenses of $35 thousand.

Cash flows used in operating activities for the three months ended March 31, 2015 were $0.2 million, related to operating expenses paid of $0.1 million, management fees of $65 thousand and general and administrative expenses of $43 thousand, partially offset by revenue received of $31 thousand.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2016 were $0.2 million, related to capital expenditures for oil and gas properties and investment in Delta House of $0.1 million and investments in salvage fund of $0.1 million.

Cash flows used in investing activities for the three months ended March 31, 2015 were $1.0 million, related to capital expenditures for oil and gas properties and investment in Delta House.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2016 were $43 thousand related to manager and shareholder distributions.

There were no cash flows from financing activities for the three months ended March 31, 2015.

Estimated Capital Expenditures

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  See “Business Update” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for information regarding the Fund’s current projects.  See “Liquidity Needs” below for additional information.

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

As of March 31, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $5.9 million (which include asset retirement obligations for the Fund’s projects of $2.5 million), of which $0.1 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $3.8 million at March 31, 2016.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2016 and December 31, 2015 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2016 and December 31, 2015 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 1 of “Notes to Unaudited Condensed Financial Statements” - “Organization and Summary of Significant Accounting Policies” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.               CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	May 10, 2016	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2016	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)