Form 10-Q
period 2016-09-30
Ridgewood Energy U Fund LLC
filed 2016-11-08
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
 Yes ☐   No ☒

As of November 8, 2016 the Fund had 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,120	$855
Salvage fund	-	117
Production receivable	376	353
Other current assets	13	-
Total current assets	1,509	1,325
Salvage fund	1,601	1,142
Investment in Delta House	462	572
Oil and gas properties:
Proved properties	11,207	11,218
Less: accumulated depletion and amortization	(5,142)	(3,508)
Total oil and gas properties, net	6,065	7,710
Total assets	$9,637	$10,749

Liabilities and Members' Capital
Current liabilities:
Due to operators	$291	$310
Accrued expenses	55	42
Asset retirement obligations	-	117
Total current liabilities	346	469
Asset retirement obligations	1,482	1,365
Total liabilities	1,828	1,834
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(1,287)	(1,236)
Retained earnings (accumulated deficit)	94	(38)
Manager's total	(1,193)	(1,274)
Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(9,583)	(9,296)
Accumulated deficit	(45,255)	(44,355)
Shareholders' total	9,002	10,189
Total members' capital	7,809	8,915
Total liabilities and members' capital	$9,637	$10,749

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Oil and gas revenue	$1,157	$933	$3,223	$1,254
Expenses
Depletion and amortization	435	633	1,647	1,056
Management fees to affiliate (Note 2)	65	65	196	196
Operating expenses	575	572	2,110	947
General and administrative expenses	39	36	110	108
Total expenses	1,114	1,306	4,063	2,307
Income (loss) from operations	43	(373)	(840)	(1,053)
Other (loss) income
Loss on investment in Delta House	(110)	-	(110)	-
Dividend income	58	-	181	-
Interest income	-	-	1	2
Total other (loss) income	(52)	-	72	2
Net loss	$(9)	$(373)	$(768)	$(1,051)

Manager Interest
Net income (loss)	$76	$33	$132	$(1)

Shareholder Interest
Net loss	$(85)	$(406)	$(900)	$(1,050)
Net loss per share	$(175)	$(834)	$(1,849)	$(2,159)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(768)	$(1,051)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	1,647	1,056
Loss on investment in Delta House	110	-
Accretion expense	-	64
Changes in assets and liabilities:
Increase in production receivable	(23)	(315)
(Increase) decrease in other current assets	(13)	6
(Decrease) increase in due to operators	(19)	357
Increase in accrued expenses	13	35
Net cash provided by operating activities	947	152

Cash flows from investing activities
Payments to operators for working interests
and expenditures	-	(4)
Capital expenditures for oil and gas properties and
investment in Delta House	(2)	(2,528)
Investments in salvage fund	(342)	(19)
Net cash used in investing activities	(344)	(2,551)

Cash flows from financing activities
Distributions	(338)	(46)
Net cash used in financing activities	(338)	(46)

Net increase (decrease) in cash and cash equivalents	265	(2,445)
Cash and cash equivalents, beginning of period	855	4,071
Cash and cash equivalents, end of period	$1,120	$1,626

Supplemental disclosure of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$406

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

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  On an ongoing basis, the Manager reviews its estimates, including those related to the fair value of financial instruments, depletion and amortization, determination of proved reserves, impairment of long-lived assets and asset retirement obligations. Actual results may differ from those estimates.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of September 30, 2016, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  As of September 30, 2016, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, cash to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Investment in Delta House
The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by LLOG Exploration Company.  The Fund accounts for its investment in Delta House using the cost method of accounting for investments as it does not have the ability to exercise significant influence over such investment.  Under the cost method, the Fund recognizes an investment in the equity of an investee at cost.   The Fund recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition by the Fund.  Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. The Fund reviews its cost method investment for impairment at each reporting period and when an event or change in circumstances has occurred that may have significant adverse effect on the fair value of the investment. Losses on cost method investments including impairments that are deemed to be other than temporary are classified as non-operating losses in the Fund’s statements of operations.

As of September 30, 2016, the Fund invested a total of $0.6 million in Delta House and has received and recorded dividends totaling $0.3 million. During third quarter 2016, the Fund received an offer from a third party for the purchase of a portion of its investment in Delta House for $0.3 million in cash. The transaction closed pursuant to a unit purchase agreement with D-Day Offshore Holdings, LLC dated October 31, 2016. Certain other funds managed by the Manager were also parties to the agreement. The Fund adjusted the carrying value of its investment in Delta House as of September 30, 2016 to fair value, which was determined based on the third party offer and recorded a loss on investment for the quarter ended September 30, 2016. Such adjustment amounting to $0.1 million was included on the Fund’s statement of operations within “Loss on investment in Delta House”. Inputs used to estimate fair value of the investment in Delta House are categorized as level 3 in the fair value hierarchy.  After the sale the Fund will have received cash from its investment in Delta House totaling $0.6 million, of which $0.3 million relates to cash proceeds from the sale and $0.3 million relates to dividends, and will have a remaining carrying value for the investment in Delta House of $0.1 million.

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

2.   Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. In addition, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion. Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments.  During 2012, the Manager elected to reduce its management fee to 1% annually.  Management fees during each of the three and nine months ended September 30, 2016 and 2015 were $0.1 million and $0.2 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2016 were $44 thousand and $51 thousand, respectively.  Distributions paid to the Manager during each of the three and nine months ended September 30, 2015 were $7 thousand.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

In February 2015, Delta House Sales & Transport, LLC (“Delta House S&T”), a wholly-owned subsidiary of the Manager, was formed to act as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager (the “Ridgewood Delta House Funds”) to facilitate the transportation and sale of oil and gas produced from the Diller and Marmalard projects. On April 11, 2016, the Ridgewood Delta House Funds entered into a master agreement (the “Agreement”) with Delta House S&T in which Delta House S&T will purchase from Ridgewood Delta House Funds all of their interests in oil and gas produced at the Diller and Marmalard projects and sell such volumes to unrelated third party purchasers. Delta House S&T is a pass-through entity such that it receives no benefit or compensation for the services provided under the Agreement or under any other agreements it enters into with regards to the oil and gas acquired from the Ridgewood Delta House Funds.   The Ridgewood Delta House Funds indemnify, defend and hold harmless Delta House S&T from and against all claims, liabilities, losses, causes of action, costs and expenses asserted against as a result of or arising from any act or omission, breach and claims for losses or damages arising out of Delta House S&T’s dealing with third parties with respect to the transportation, processing or sale of oil and gas from the Diller and Marmalard projects. The revenues from the sale of oil and gas to third party purchasers are recorded as oil and gas revenue in the statements of operations and expenses are recorded as operating expenses in the statements of operations.

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

As of September 30, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $5.9 million (which include asset retirement obligations for the Fund’s projects of $2.5 million), of which $0.6 million is expected to be spent during the next twelve months.  These expected capital commitments exceed available working capital and salvage fund by $3.1 million at September 30, 2016.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  As of September 30, 2016 and December 31, 2015, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Update on Regulations

On July 14, 2016, the U.S. Department of the Interior Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations.  Generally, the new NTL ended the practice of excusing for lessees of federal oil and gas leases, and owners of pipeline rights-of-way and rights-of use and easement on the Outer Continental Shelf (“Lessees”) from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, established new criteria for determining financial strength and additional security requirements of such Lessees,  provided acceptable forms of such additional security and replaced the waiver system with one of self-insurance.  The new rule became effective as of September 12, 2016 and the Fund, as well as most industry participants, are working with the BOEM, their operators and working interest partners to determine and agree upon the correct level of decommissioning obligations to which they may be liable and the manner in which such obligations will be secured.

Commodity Price Changes

Changes in commodity prices may significantly affect liquidity and expected operating results.  Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Since fourth quarter 2014, there has been a significant decline in oil and natural gas prices.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2016 and 2015 and the effect of such decreased average prices on the Fund’s results of operations.  If oil and natural gas prices continue to decline, even if only for a short period of time, the Fund’s results of operations and liquidity will continue to be adversely impacted.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2016	Budget	Status
		(in thousands)
Producing Properties
Cobalt Project	5.0%	$2,368	$2,496
The Cobalt Project, a single-well project, commenced production in 2009. Recompletions are planned for 2016, 2017 and 2019 at an estimated total cost of $60 thousand. The Fund expects to spend $68 thousand for asset retirement obligations.

Diller Project	0.88%	$2,782	$3,932
The Diller Project is expected to include the development of two wells. Well #1 commenced production during third quarter 2015. Well #2 is expected to commence production in 2018. Well #1, which is currently shut-in, is expected to resume production in fourth quarter 2016 after well hydrate remediation work is completed. The Fund expects to spend $0.8 million for additional development costs and $0.4 million for asset retirement obligations.

Marmalard Project	0.88%	$5,626	$9,237
The Marmalard Project is expected to include the development of six wells. Wells #1, #2 and #3 commenced production during second quarter 2015. Well #4 commenced production during fourth quarter 2015. Additional wells are expected to commence production in 2017 and 2020. The Fund expects to spend $2.5 million for additional development costs and $1.1 million for asset retirement obligations.

Sale of Investment in Delta House

As of September 30, 2016, the Fund invested a total of $0.6 million in Delta House and has received and recorded dividends totaling $0.3 million. During third quarter 2016, the Fund received an offer from a third party for the purchase of a portion of its investment in Delta House for $0.3 million in cash. The transaction closed pursuant to a unit purchase agreement with D-Day Offshore Holdings, LLC dated October 31, 2016. Certain other funds managed by the Manager were also parties to the agreement. The Fund adjusted the carrying value of its investment in Delta House as of September 30, 2016 to fair value, which was determined based on the third party offer and recorded a loss on investment for the quarter ended September 30, 2016. Such adjustment amounting to $0.1 million was included on the Fund’s statement of operations within “Loss on investment in Delta House”. Inputs used to estimate fair value of the investment in Delta House are categorized as level 3 in the fair value hierarchy.  After the sale the Fund will have received cash from its investment in Delta House totaling $0.6 million, of which $0.3 million relates to cash proceeds from the sale and $0.3 million relates to dividends, and will have a remaining carrying value for the investment in Delta House of $0.1 million.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2016 and 2015, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue
Oil and gas revenue	$1,157	$933	$3,223	$1,254
Expenses
Depletion and amortization	435	633	1,647	1,056
Management fees to affiliate	65	65	196	196
Operating expenses	575	572	2,110	947
General and administrative expenses	39	36	110	108
Total expenses	1,114	1,306	4,063	2,307
Income (loss) from operations	43	(373)	(840)	(1,053)
Other (loss) income
Loss on investment in Delta House	(110)	-	(110)	-
Dividend income	58	-	181	-
Interest income	-	-	1	2
Total other (loss) income	(52)	-	72	2
Net loss	$(9)	$(373)	$(768)	$(1,051)

Overview.   The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2016 and 2015.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Number of wells producing	6	5	6	5
Total number of production days	479	418	1,482	716
Oil sales (in thousands of barrels)	23	18	71	23
Average oil price per barrel	$44	$46	$39	$49
Gas sales (in thousands of mcfs)	54	46	178	65
Average gas price per mcf	$2.69	$1.87	$2.31	$2.00

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

Oil and gas revenue during the three months ended September 30, 2016 was $1.2 million, an increase of $0.2 million from the three months ended September 30, 2015.  The increase was attributable to increased sales volume totaling $0.2 million, partially offset by decreased oil prices totaling $0.1 million.

Oil and gas revenue during the nine months ended September 30, 2016 was $3.2 million, an increase of $2.0 million from the nine months ended September 30, 2015.  The increase was attributable to increased sales volume totaling $2.7 million, partially offset by decreased oil prices totaling $0.8 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended September 30, 2016 was $0.4 million, a decrease of $0.2 million from the three months ended September 30, 2015.  The decrease was attributable to a decrease in the average depletion rate totaling $0.3 million, partially offset by an increase in production volumes totaling $0.1 million.

Depletion and amortization during the nine months ended September 30, 2016 was $1.6 million, an increase of $0.6 million from the nine months ended September 30, 2015.  The increase was attributable to an increase in production volumes totaling $1.5 million, partially offset by a decrease in the average depletion rate totaling $0.7 million and adjustments to asset retirement obligations related to fully depleted properties totaling $0.3 million, which were recorded in second quarter 2015.

The decreases in the average depletion rates were primarily attributable to the lower costs of reserves from the Marmalard and Diller projects.  See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.  Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Management Fees to Affiliate.  An annual management fee, totaling 1% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager. Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Lease operating expense	$468	$538	$1,790	$834
Transportation expense	82	-	251	-
Insurance expense	18	30	36	42
Accretion expense	-	-	-	64
Workover expense and other	7	4	33	7
	$575	$572	$2,110	$947

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

The average production cost, which includes lease operating expense, transportation expense and insurance expense, was $17.97 per barrel of oil equivalent (“BOE”) and $20.72 per BOE during the three and nine months ended September 30, 2016, respectively, compared to $21.26 per BOE and $25.78 per BOE during the three and nine months ended September 30, 2015, respectively.  The decreases were primarily attributable to the Marmalard and Diller projects, which had higher production cost per BOE in 2015 due to the impact of costs associated with the projects’ onset of production coupled with the impact of the costs incurred by the Fund for wells that were no longer producing during the three and nine months ended September 30, 2015.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Loss on Investment in Delta House. During the three and nine months ended September 30, 2016, the Fund recognized a loss on investment of $0.1 million related to its investment in Delta House.  See Note 1 of “Notes to Unaudited Condensed Financial Statements” - “Organization and Summary of Significant Accounting Policies” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for more information regarding the Investment in Delta House.  There were no such amounts recorded during the three and nine months ended September 30, 2015.

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities during the nine months ended September 30, 2016 were $0.9 million, related to revenue received of $3.2 million and dividend income received of $0.2 million, partially offset by operating expenses of $2.1 million, management fees of $0.2 million, and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the nine months ended September 30, 2015 were $0.2 million, related to revenue received of $0.9 million, partially offset by operating expenses of $0.5 million, management fees of $0.2 million, and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities during the nine months ended September 30, 2016 were $0.3 million, primarily related to investments in salvage fund.

Cash flows used in investing activities during the nine months ended September 30, 2015 were $2.6 million, primarily related to capital expenditures for oil and gas properties and investment in Delta House, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities during the nine months ended September 30, 2016 were $0.3 million, related to manager and shareholder distributions.

Cash flows used in financing activities during the nine months ended September 30, 2015 were $46 thousand, related to manager and shareholder distributions.

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

As of September 30, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $5.9 million (which include asset retirement obligations for the Fund’s projects of $2.5 million), of which $0.6 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $3.1 million as of September 30, 2016.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year.  However, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion. Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2016 and December 31, 2015 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of September 30, 2016 and December 31, 2015 other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2016.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	November 8, 2016	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2016	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)