Form 10-Q
period 2017-06-30
Ridgewood Energy U Fund LLC
filed 2017-08-08
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company Emerging growth company	☒ ☐

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

As of August 8, 2017 there were 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,848	$1,463
Salvage fund	117	117
Production receivable	485	361
Other current assets	25	22
Total current assets	2,475	1,963
Salvage fund	1,750	1,588
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	11,134	11,143
Less: accumulated depletion and amortization	(6,145)	(5,358)
Total oil and gas properties, net	4,989	5,785
Total assets	$9,333	$9,455

Liabilities and Members' Capital
Current liabilities:
Due to operators	$217	$265
Accrued expenses	53	59
Asset retirement obligations	117	117
Total current liabilities	387	441
Asset retirement obligations	1,362	1,349
Total liabilities	1,749	1,790
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(1,503)	(1,342)
Retained earnings	422	161
Manager's total	(1,081)	(1,181)
Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(10,804)	(9,895)
Accumulated deficit	(44,371)	(45,099)
Shareholders' total	8,665	8,846
Total members' capital	7,584	7,665
Total liabilities and members' capital	$9,333	$9,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Oil and gas revenue	$1,428	$1,123	$2,788	$2,066
Expenses
Depletion and amortization	421	547	787	1,212
Management fees to affiliate (Note 2)	60	66	119	131
Operating expenses	377	693	823	1,535
General and administrative expenses	44	36	84	71
Total expenses	902	1,342	1,813	2,949
Income (loss) from operations	526	(219)	975	(883)
Other income
Dividend income	4	66	12	123
Interest income	2	1	2	1
Total other income	6	67	14	124
Net income (loss)	$532	$(152)	$989	$(759)

Manager Interest
Net income	$140	$56	$261	$56

Shareholder Interest
Net income (loss)	$392	$(208)	$728	$(815)
Net income (loss) per share	$806	$(425)	$1,498	$(1,674)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2017	2016

Cash flows from operating activities
Net income (loss)	$989	$(759)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	787	1,212
Accretion expense	13	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(124)	93
Increase in other current assets	(3)	-
(Decrease) increase in due to operators	(48)	117
(Decrease) increase in accrued expenses	(6)	11
Net cash provided by operating activities	1,608	674

Cash flows from investing activities
Credits (capital expenditures) for oil and gas properties	9	(5)
Increase in salvage fund	(162)	(236)
Net cash used in investing activities	(153)	(241)

Cash flows from financing activities
Distributions	(1,070)	(43)
Net cash used in financing activities	(1,070)	(43)

Net increase in cash and cash equivalents	385	390
Cash and cash equivalents, beginning of period	1,463	855
Cash and cash equivalents, end of period	$1,848	$1,245

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

Summary of Significant Accounting Policies
The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2016 Annual Report.  There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2017.

Investment in Delta House
The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by LLOG Exploration Company.  The Fund accounts for its investment in Delta House using the cost method of accounting for investments as it does not have the ability to exercise significant influence over such investment.  Under the cost method, the Fund recognizes an investment in the equity of an investee at cost.   The Fund reviews its cost method investment for impairment at each reporting period and when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  Losses on cost method investments including impairments that are deemed to be other than temporary are classified as non-operating losses in the Fund’s statements of operations.  During the three and six months ended June 30, 2017, there were no such events or changes in circumstances that indicate that the Fund’s investment in Delta House is impaired.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  Upon the determination that a property is either proved or dry, a retirement obligation is incurred.  The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  At least bi-annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary.  The Fund maintains a salvage fund to provide for the funding of asset retirement obligations.

Impairment of Long-Lived Assets
The Fund reviews the carrying value of its oil and gas properties annually and when management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the review.  If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the asset is written down to fair value, which is determined using estimated future net discounted cash flows from the asset.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of future net discounted cash flows from proved oil and natural gas reserves could change in the near term.

Fluctuations in oil and natural gas prices may impact the fair value of the Fund’s oil and gas properties.  If oil and natural gas prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires, among other things, companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income unless an election is made to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings.  This pronouncement is effective for the Fund in the first quarter of 2018. Early adoption is not permitted.  Based on the Fund’s initial assessment of the accounting guidance, the Fund currently does not expect it will have a material impact on its financial statements.

In May 2014, the FASB issued accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers.  In July 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017.  In March 2016, the FASB issued accounting guidance, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard.  In April 2016, the FASB issued guidance on identifying performance obligations and licensing and in May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the guidance.  The accounting guidance may be applied either retrospectively or through the use of a modified-retrospective method.  Based on the Fund’s initial assessment of the accounting guidance, the Fund currently does not expect it will have a material impact on its results of operations or cash flows in the period after adoption. Under the accounting guidance, revenue is recognized as control transfers to the customer, as such the Fund expects the application of the accounting guidance to its existing contracts to be generally consistent with its current revenue recognition model.  The Fund is continuing to evaluate the provisions of this accounting guidance, as well as new or emerging interpretations, as it relates to new contracts the Fund receives and in particular as it relates to disclosure requirements through the date of adoption, which is January 1, 2018.

2.   Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  In addition, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion. Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments.  In 2012, the Manager elected to reduce its management fee to 1% annually.  Management fees during each of the three and six months ended June 30, 2017 and 2016 were $0.1 million.

The Manager is also entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager during the three and six months ended June 30, 2017 were $0.1 million and $0.2 million, respectively.  The Fund did not pay distributions during the three months ended June 30, 2016.  Distributions paid to the Manager during the six months ended June 30, 2016 were $7 thousand.

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

3.   Commitments and Contingencies

Capital Commitments

As of June 30, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $5.6 million (which include asset retirement obligations for the Fund’s projects of $2.5 million), of which $0.1 million is expected to be spent during the next twelve months.

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

Environmental and Governmental Regulations
Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  As of June 30, 2017 and December 31, 2016, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding
On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”).  Generally, the new NTL (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees,  (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance.  The new rule became effective as of September 12, 2016; however on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances.   On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of its review of the new NTL. The Fund, as well as other industry participants, are working with the BOEM, its operators and working interest partners to determine and agree upon the correct level of decommissioning obligations to which they may be liable and the manner in which such obligations will be secured.  The impact of the NTL, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Ridgewood Energy Corporation (the “Manager”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs or arranges for the performance of, the management, advisory and administrative services required for the Fund’s operations.  As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  In 2012, the Manager elected to reduce its management fee to 1% annually.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Commodity Price Changes

Changes in commodity prices may significantly affect liquidity and expected operating results.  Declines in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable.  Significant declines in prices could result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years.  The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility.  The Fund continues to conserve cash to complete the ongoing development of the Diller and Marmalard projects.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2017 and 2016 and the effect of such average prices on the Fund’s results of operations.  If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	June 30, 2017	Budget	Status
		(in thousands)
Producing Properties
Cobalt Project	5.0%	$2,368	$2,496
The Cobalt Project, a single-well project, commenced production in 2009.  Recompletions are planned for 2017 and 2018 at an estimated total cost of $60 thousand.  The Fund expects to spend $68 thousand for asset retirement obligations.

Diller Project	0.88%	$2,768	$3,942
The Diller Project is expected to include the development of two wells.  Well #1 commenced production in 2015.  Well #2 is expected to commence production in 2019.  Well #1, which  was shut-in in late-2016 due to well hydrate remediation work, resumed production in mid-January 2017.  The Fund expects to spend $0.8 million for additional development costs and $0.4 million for asset retirement obligations.

Marmalard Project	0.88%	$5,607	$8,983
The Marmalard Project is expected to include the development of six wells.  Four wells commenced production in 2015.  Additional wells are expected to commence production in 2019 and 2020.  The Fund expects to spend $2.3 million for additional development costs and $1.1 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2017 and 2016, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue
Oil and gas revenue	$1,428	$1,123	$2,788	$2,066
Expenses
Depletion and amortization	421	547	787	1,212
Management fees to affiliate	60	66	119	131
Operating expenses	377	693	823	1,535
General and administrative expenses	44	36	84	71
Total expenses	902	1,342	1,813	2,949
Income (loss) from operations	526	(219)	975	(883)
Other income
Dividend income	4	66	12	123
Interest income	2	1	2	1
Total other income	6	67	14	124
Net income (loss)	$532	$(152)	$989	$(759)

Overview.   The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2017 and 2016.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Number of wells producing	6	6	6	6
Total number of production days	528	466	1,008	989
Oil sales (in thousands of barrels)	25	22	48	48
Average oil price per barrel	$48	$44	$50	$37
Gas sales (in thousands of mcfs)	61	58	117	125
Average gas price per mcf	$3.28	$2.30	$3.36	$2.15

The increases in the above table were primarily related to the Diller Project, which was shut-in during the latter part of second quarter 2016 due to well hydrate remediation work, and to the Marmalard Project, which was shut-in during the latter part of second quarter 2016 for routine maintenance.  The increases were partially offset by decreases related to one well in the Marmalard Project, which was shut-in during the early part of first quarter 2017 due to well remediation work to restore higher flow rates from this well.  See additional discussion in “Business Update” section above.

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

Oil and gas revenue during the three months ended June 30, 2017 was $1.4 million, an increase of $0.3 million from the three months ended June 30, 2016.  The increase was attributable to increased oil and gas prices totaling $0.2 million coupled with increased sales volume totaling $0.1 million.

Oil and gas revenue during the six months ended June 30, 2017 was $2.8 million, an increase of $0.7 million from the six months ended June 30, 2016, which was primarily attributable to increased oil and gas prices.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended June 30, 2017 was $0.4 million, a decrease of $0.1 million from the three months ended June 30, 2016.  The decrease was attributable to a decrease in the average depletion rate totaling $0.2 million, partially offset by an increase in production volumes totaling $0.1 million.

Depletion and amortization during the six months ended June 30, 2017 was $0.8 million, a decrease of $0.4 million from the six months ended June 30, 2016, which was primarily attributable to a decrease in the average depletion rate.

The decreases in the average depletion rates were primarily attributable to the lower cost of reserves from the Diller and Marmalard projects.

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

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Lease operating expense	$242	$576	$494	$1,322
Transportation and processing expense	105	79	213	169
Workover expense	13	24	81	27
Insurance expense	11	4	22	18
Accretion expense and other	6	10	13	(1)
	$377	$693	$823	$1,535

Lease operating expense and transportation and processing expense relates to the Fund’s producing properties.  Workover expense represents costs to restore or stimulate production of existing reserves.  During each of the three and six months ended June 30, 2017 and 2016, workover expense relates to the Diller and Marmalard projects.  Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling.  Accretion expense relates to the asset retirement obligations established for the Fund’s proved properties.

The average production cost, which includes lease operating expense, transportation and processing expense and insurance expense, was $10.03 per barrel of oil equivalent (“BOE”) and $10.75 per BOE during the three and six months ended June 30, 2017, respectively, compared to $20.88 per BOE and $22.11 per BOE during the three and six months ended June 30, 2016, respectively.  The decreases were primarily attributable to the Diller and Marmalard projects, which had lower cost per BOE in 2017 as a result of a reduction in production handling fees from $15.50 per BOE to $4.50 per BOE effective December 2016. The production handling fees for the Diller and Marmalard projects decline over time as certain production hurdles are met in accordance with their production handling agreement relating to the Delta House production facility.

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities during the six months ended June 30, 2017 were $1.6 million, related to revenue received of $2.7 million, partially offset by operating expenses of $0.9 million, management fees of $0.1 million, and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2016 were $0.7 million, related to revenue received of $2.2 million and dividend income received of $0.1 million, partially offset by operating expenses of $1.4 million, management fees of $0.1 million, and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities during the six months ended June 30, 2017 were $0.2 million, primarily related to investments in salvage fund.

Cash flows used in investing activities during the six months ended June 30, 2016 were $0.2 million, primarily related to investments in salvage fund.

Financing Cash Flows
Cash flows used in financing activities during the six months ended June 30, 2017 were $1.1 million, related to manager and shareholder distributions.

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

As of June 30, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $5.6 million (which include asset retirement obligations for the Fund’s projects of $2.5 million), of which $0.1 million is expected to be spent during the next twelve months.  Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

The Manager is entitled to an annual management fee from the Fund regardless of the Fund’s profitability in that year.  However, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.  Due to the future capital required to develop the Diller and Marmalard projects, distributions may be impacted by amounts reserved to provide for their development costs and funding their estimated asset retirement obligations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2017 and December 31, 2016 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of June 30, 2017 and December 31, 2016 other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2017.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	August 8, 2017	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 8, 2017	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)