Form 10-Q
period 2017-09-30
Ridgewood Energy U Fund LLC
filed 2017-11-07
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 7, 2017 there were 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,919	$1,463
Salvage fund	991	117
Production receivable	562	361
Other current assets	30	22
Total current assets	3,502	1,963
Salvage fund	933	1,588
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	11,081	11,143
Less: accumulated depletion and amortization	(6,596)	(5,358)
Total oil and gas properties, net	4,485	5,785
Total assets	$9,039	$9,455

Liabilities and Members' Capital
Current liabilities:
Due to operators	$211	$265
Accrued expenses	59	59
Asset retirement obligations	991	117
Total current liabilities	1,261	441
Asset retirement obligations	488	1,349
Total liabilities	1,749	1,790
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(1,643)	(1,342)
Retained earnings	582	161
Manager's total	(1,061)	(1,181)
Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(11,601)	(9,895)
Accumulated deficit	(43,888)	(45,099)
Shareholders' total	8,351	8,846
Total members' capital	7,290	7,665
Total liabilities and members' capital	$9,039	$9,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Oil and gas revenue	$1,548	$1,157	$4,336	$3,223
Expenses
Depletion and amortization	451	435	1,238	1,647
Management fees to affiliate (Note 2)	59	65	178	196
Operating expenses	366	575	1,189	2,110
General and administrative expenses	37	39	121	110
Total expenses	913	1,114	2,726	4,063
Income (loss) from operations	635	43	1,610	(840)
Other income (loss)
Loss on investment in Delta House	-	(110)	-	(110)
Dividend income	7	58	19	181
Interest income	1	-	3	1
Total other income (loss)	8	(52)	22	72
Net income (loss)	$643	$(9)	$1,632	$(768)

Manager Interest
Net income	$160	$76	$421	$132

Shareholder Interest
Net income (loss)	$483	$(85)	$1,211	$(900)
Net income (loss) per share	$991	$(175)	$2,489	$(1,849)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2017	2016

Cash flows from operating activities
Net income (loss)	$1,632	$(768)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	1,238	1,647
Loss on investment in Delta House	-	110
Accretion expense	19	-
Changes in assets and liabilities:
Increase in production receivable	(201)	(23)
Increase in other current assets	(8)	(13)
Decrease in due to operators	(54)	(19)
Increase in accrued expenses	-	13
Settlement of asset retirement obligation	(6)	-
Net cash provided by operating activities	2,620	947

Cash flows from investing activities
Credits (capital expenditures) for oil and gas properties	62	(2)
Increase in salvage fund	(219)	(342)
Net cash used in investing activities	(157)	(344)

Cash flows from financing activities
Distributions	(2,007)	(338)
Net cash used in financing activities	(2,007)	(338)

Net increase in cash and cash equivalents	456	265
Cash and cash equivalents, beginning of period	1,463	855
Cash and cash equivalents, end of period	$1,919	$1,120

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

Summary of Significant Accounting Policies
The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2016 Annual Report.  There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2017.

Investment in Delta House
The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by LLOG Exploration Company.  The Fund accounts for its investment in Delta House using the cost method of accounting for investments as it does not have the ability to exercise significant influence over such investment.  Under the cost method, the Fund recognizes an investment in the equity of an investee at cost.  The Fund reviews its cost method investment for impairment at each reporting period and when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  Losses on cost method investments including impairments that are deemed to be other than temporary are classified as non-operating losses in the Fund’s statements of operations.  During the three and nine months ended September 30, 2017, there were no such events or changes in circumstances that indicate that the Fund’s investment in Delta House is impaired.

As of September 30, 2016, the Fund invested a total of $0.6 million in Delta House and had received and recorded dividends totaling $0.3 million.  During third quarter 2016, the Fund received an offer from a third party for the purchase of approximately 74% of its investment for $0.3 million in cash.  The transaction closed pursuant to a unit purchase agreement with D-Day Offshore Holdings, LLC dated October 31, 2016.  Certain other funds managed by the Manager were also parties to this unit purchase agreement.  The Fund adjusted the carrying value of its investment in Delta House in third quarter 2016 to fair value, which was determined based on the third party sale and recorded a loss on investment during the three and nine months ended September 30, 2016 of $0.1 million.  The loss was included on the Fund’s statement of operations within “Loss on investment in Delta House”.  There was no such amount recorded during the three and nine months ended September 30, 2017.  Inputs used to estimate fair value of the investment in Delta House are categorized as Level 3 in the fair value hierarchy.

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

Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires, among other things, companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income unless an election is made to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings.  This pronouncement is effective for the Fund in the first quarter of 2018.  Early adoption is not permitted.  The Fund does not expect the accounting guidance will have a material impact on its financial statements upon adoption.

In May 2014, the FASB issued accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. In July 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In March 2016, the FASB issued accounting guidance, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued guidance on identifying performance obligations and licensing and in May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the guidance.  The accounting guidance may be applied either retrospectively or through the use of a modified-retrospective method. The Fund has substantially completed the evaluation of the accounting guidance and currently expects the adoption of the accounting guidance will not have a material impact on the Fund’s financial statements. Under the new accounting guidance, the revenue associated with the Fund’s existing contracts will be recognized in the period that control of the related commodity is transferred to the customer, which is generally consistent with its current revenue recognition model. The Fund will adopt the new accounting guidance using the modified retrospective method at the date of adoption, which is January 1, 2018.  Although the Fund has not identified changes to its revenue recognition that would result in a material cumulative effect adjustment to retained earnings on January 1, 2018, the Fund expects the adoption of the accounting guidance will result in enhanced disclosures related to revenue recognition policies, the Fund’s performance obligations and significant judgments used in applying the new revenue recognition accounting guidance.

2.   Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  In addition, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion.  Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments.  In 2012, the Manager elected to reduce its management fee to 1% annually.  Management fees during each of the three and nine months ended September 30, 2017 and 2016 were $0.1 million and $0.2 million, respectively.

The Manager is also entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager during the three and nine months ended September 30, 2017 were $0.1 million and $0.3 million, respectively.  Distributions paid to the Manager during the three and nine months ended September 30, 2016 were $44 thousand and $51 thousand, respectively.

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

3.   Commitments and Contingencies

Capital Commitments
As of September 30, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $5.4 million (which include asset retirement obligations for the Fund’s projects of $2.5 million), of which $1.0 million is expected to be spent during the next twelve months.

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

Environmental and Governmental Regulations
Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  As of September 30, 2017 and December 31, 2016, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years.  The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility.  The Fund continues to conserve cash to complete the ongoing development of the Diller and Marmalard projects as budgeted.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2017 and 2016 and the effect of such average prices on the Fund’s results of operations.  If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

Market pricing for oil and natural gas is volatile, and is likely to continue to be volatile in the future.  This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence.  Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

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

		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2017	Budget	Status
		(in thousands)
Producing Properties
Cobalt Project	5.0%	$2,368	$2,481
The Cobalt Project, a single-well project, commenced production in 2009.  Recompletions are planned for 2018 at estimated total costs of $45 thousand. The Fund expects to spend $68 thousand for asset retirement obligations.

Diller Project	0.88%	$2,770	$3,865
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

Marmalard Project	0.88%	$5,552	$8,753
The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2019 and 2020. The Fund expects to spend $2.1 million for additional development costs and $1.1 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2017 and 2016, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue
Oil and gas revenue	$1,548	$1,157	$4,336	$3,223
Expenses
Depletion and amortization	451	435	1,238	1,647
Management fees to affiliate	59	65	178	196
Operating expenses	366	575	1,189	2,110
General and administrative expenses	37	39	121	110
Total expenses	913	1,114	2,726	4,063
Income (loss) from operations	635	43	1,610	(840)
Other income (loss)
Loss on investment in Delta House	-	(110)	-	(110)
Dividend income	7	58	19	181
Interest income	1	-	3	1
Total other income (loss)	8	(52)	22	72
Net income (loss)	$643	$(9)	$1,632	$(768)

Overview.   The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2017 and 2016.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Number of wells producing	6	6	6	6
Total number of production days	545	479	1,553	1,482
Oil sales (in thousands of barrels)	27	23	75	71
Average oil price per barrel	$49	$44	$49	$39
Gas sales (in thousands of mcfs)	68	54	194	178
Average gas price per mcf	$3.42	$2.69	$3.25	$2.31

The increases in the above table were primarily related to the Diller Project, which was shut-in in late 2016 due to well hydrate remediation work.  In addition, the increases in gas sales were also attributable to the Marmalard Project, which did not produce NGLs during third quarter 2016 due to third-party facilities’ repair and maintenance activities.  These increases were partially offset by decreases related to one well in the Marmalard Project, which was shut-in during the early part of first quarter 2017 due to well remediation work to restore higher flow rates from this well.  See additional discussion in “Business Update” section above.

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

Oil and gas revenue during the three months ended September 30, 2017 was $1.5 million, an increase of $0.4 million from the three months ended September 30, 2016.  The increase was attributable to increased oil and gas prices totaling $0.2 million coupled with increased sales volume totaling $0.2 million.

Oil and gas revenue during the nine months ended September 30, 2017 was $4.3 million, an increase of $1.1 million from the nine months ended September 30, 2016.  The increase was attributable to increased oil and gas prices totaling $0.9 million coupled with increased sales volume totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended September 30, 2017 was $0.5 million, an increase of $16 thousand from the three months ended September 30, 2016.  The increase was attributable to an increase in production volumes totaling $90 thousand, partially offset by a decrease in the average depletion rate totaling $74 thousand.

Depletion and amortization during the nine months ended September 30, 2017 was $1.2 million, a decrease of $0.4 million from the nine months ended September 30, 2016. The decrease was attributable to a decrease in the average depletion rate totaling $0.5 million, partially offset by an increase in production volumes totaling $0.1 million.

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

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Lease operating expense	$258	$468	$752	$1,790
Transportation and processing expense	96	82	309	251
Workover expense	(6)	1	75	28
Insurance expense	11	18	33	36
Accretion expense and other	7	6	20	5
	$366	$575	$1,189	$2,110

Lease operating expense and transportation and processing expense relates to the Fund’s producing properties.  Workover expense, which represents costs to restore or stimulate production of existing reserves, primarily relates to the Diller and Marmalard projects.  Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling.  Accretion expense relates to the asset retirement obligations established for the Fund’s proved properties.

The average production cost, which includes lease operating expense, transportation and processing expense and insurance expense, was $9.59 per barrel of oil equivalent (“BOE”) and $10.21 per BOE during the three and nine months ended September 30, 2017, respectively, compared to $17.97 per BOE and $20.72 per BOE during the three and nine months ended September 30, 2016, respectively.  The decreases were primarily attributable to the Diller and Marmalard projects, which had lower cost per BOE in 2017 as a result of a reduction in production handling fees from $15.50 per BOE to $4.50 per BOE effective December 2016.  The production handling fees for the Diller and Marmalard projects decline over time as certain production hurdles are met in accordance with their production handling agreement relating to the Delta House production facility.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Loss on Investment in Delta House. During the three and nine months ended September 30, 2016, the Fund recognized a loss on investment of $0.1 million related to its investment in Delta House.  See Note 1 of “Notes to Unaudited Condensed Financial Statements” - “Organization and Summary of Significant Accounting Policies” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for more information regarding the Investment in Delta House.  There were no such amounts recorded during the three and nine months ended September 30, 2017.

Dividend Income.  Dividend income is related to the Fund’s investment in Delta House.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities during the nine months ended September 30, 2017 were $2.6 million, related to revenue received of $4.1 million, partially offset by operating expenses of $1.2 million, management fees of $0.2 million, and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the nine months ended September 30, 2016 were $0.9 million, related to revenue received of $3.2 million and dividend income received of $0.2 million, partially offset by operating expenses of $2.1 million, management fees of $0.2 million, and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities during the nine months ended September 30, 2017 were $0.2 million, primarily related to investments in salvage fund.

Cash flows used in investing activities during the nine months ended September 30, 2016 were $0.3 million, primarily related to investments in salvage fund.

Financing Cash Flows
Cash flows used in financing activities during the nine months ended September 30, 2017 were $2.0 million, related to manager and shareholder distributions.

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

As of September 30, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $5.4 million (which include asset retirement obligations for the Fund’s projects of $2.5 million), of which $1.0 million is expected to be spent during the next twelve months.  Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2017 and December 31, 2016 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of September 30, 2017 and December 31, 2016, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2017.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	November 7, 2017	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2017	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)