Form 10-Q
period 2019-06-30
Ridgewood Energy U Fund LLC
filed 2019-08-06
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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

As of August 6, 2019, there were 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,490	$1,921
Salvage fund	70	85
Production receivable	303	403
Other current assets	-	191
Total current assets	1,863	2,600
Salvage fund	1,627	1,606
Investment in Delta House	119	119
Oil and gas properties:
Advances to operators for working interests and expenditures	26	-
Proved properties	8,822	8,724
Less: accumulated depletion and amortization	(5,604)	(5,275)
Total oil and gas properties, net	3,244	3,449
Total assets	$6,853	$7,774

Liabilities and Members' Capital
Current liabilities:
Due to operators	$212	$215
Accrued expenses	53	45
Asset retirement obligations	70	85
Total current liabilities	335	345
Asset retirement obligations	1,187	1,180
Total liabilities	1,522	1,525
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(2,527)	(2,307)
Retained earnings	1,395	1,267
Manager's total	(1,132)	(1,040)
Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(16,608)	(15,364)
Accumulated deficit	(40,769)	(41,187)
Shareholders' total	6,463	7,289
Total members' capital	5,331	6,249
Total liabilities and members' capital	$6,853	$7,774

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue
Oil and gas revenue	$1,136	$905	$2,173	$2,136
Expenses
Depletion and amortization	169	144	329	377
Operating expenses	510	271	1,095	541
Management fees to affiliate (Note 2)	59	60	118	119
General and administrative expenses	66	45	110	91
Total expenses	804	520	1,652	1,128
Income from operations	332	385	521	1,008
Other income
Dividend income	9	3	18	6
Interest income	5	2	7	3
Total other income	14	5	25	9
Net income	$346	$390	$546	$1,017

Manager Interest
Net income	$75	$79	$128	$206

Shareholder Interest
Net income	$271	$311	$418	$811
Net income per share	$556	$639	$858	$1,668

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Six months ended June 30, 2019
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2018	486.4825	$(1,040)	$7,289	$6,249
Distributions	-	(117)	(664)	(781)
Net income	-	53	147	200
Balances, March 31, 2019	486.4825	(1,104)	6,772	5,668
Distributions	-	(103)	(580)	(683)
Net income	-	75	271	346
Balances, June 30, 2019	486.4825	$(1,132)	$6,463	$5,331

	Six months ended June 30, 2018
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2017	486.4825	$(1,067)	$8,102	$7,035
Distributions	-	(122)	(691)	(813)
Net income	-	127	500	627
Balances, March 31, 2018	486.4825	(1,062)	7,911	6,849
Distributions	-	(82)	(466)	(548)
Net income	-	79	311	390
Balances, June 30, 2018	486.4825	$(1,065)	$7,756	$6,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$546	$1,017
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	329	377
Accretion expense	7	6
Changes in assets and liabilities:
Decrease in production receivable	100	169
Decrease in other current assets	191	14
Increase (decrease) in due to operators	29	(27)
Increase (decrease) in accrued expenses	8	(12)
Settlement of asset retirement obligations	(15)	(5)
Net cash provided by operating activities	1,195	1,539

Cash flows from investing activities
Payments to operators for working interests and expenditures	(26)	-
Capital expenditures for oil and gas properties	(130)	(11)
Increase in salvage fund	(6)	(25)
Net cash used in investing activities	(162)	(36)

Cash flows from financing activities
Distributions	(1,464)	(1,361)
Net cash used in financing activities	(1,464)	(1,361)

Net (decrease) increase in cash and cash equivalents	(431)	142
Cash and cash equivalents, beginning of period	1,921	1,846
Cash and cash equivalents, end of period	$1,490	$1,988

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$1	$13

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

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations, changes in members’ capital and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The financial position, results of operations, changes in members’ capital and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2018 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2018 Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2018, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2018 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2019.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by LLOG Exploration Offshore, L.L.C. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. Losses on investments, including impairments, are classified as non-operating losses in the Fund’s statements of operations. During each of the three and six months ended June 30, 2019 and 2018, there were no impairments of the Fund’s investment in Delta House.

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred based on expected future cash outflows required to satisfy the obligation discounted at the Fund’s credit-adjusted risk-free rate. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. The Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Revenue Recognition

Oil and gas revenues are recognized at the point when control of oil and natural gas is transferred to the customers. Natural gas liquid sales are included within gas sales. The Fund’s oil and natural gas generally are sold to its customers at prevailing market prices based on an index in which the prices are published, adjusted for pricing differentials, quality of oil and pipeline allowances. Under the Fund’s oil and natural gas contracts, each unit of oil and natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and the transaction price related to the remaining performance obligations is the variable index-based price attributable to each unit of oil and natural gas that is transferred to the customer. The Fund invoices customers once its performance obligations have been satisfied, at which point the payment is unconditional. Accordingly, the Fund’s oil and natural gas contracts do not give rise to contract assets or liabilities. The receivables related to the Fund’s oil and gas revenue are included within “Production receivable” on the Fund’s balance sheets.

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During each of the three and six months ended June 30, 2019 and 2018, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and six months ended June 30, 2019 and 2018. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas commodity prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

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

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, however, the Manager is permitted to waive the management fee at its own discretion. Therefore, the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. In 2012, the Manager elected to reduce its management fee to 1% annually. Management fees during each of the three and six months ended June 30, 2019 and 2018 were $0.1 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during each of the three and six months ended June 30, 2019 and 2018 were $0.1 million and $0.2 million, respectively.

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

Capital Commitments

As of June 30, 2019, the Fund’s estimated capital commitments related to its oil and gas properties were $4.6 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $1.6 million is expected to be spent during the next twelve months. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2019 and December 31, 2018, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”).  Generally, the NTL (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of its review of the NTL. As of June 30, 2019, the BOEM has not completed its review nor has the NTL been enforced.  The impact of the NTL, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2019 and 2018 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

Project	Working Interest	Total Spent through June 30, 2019	Total Fund Budget	Status
		(in thousands)
Diller Project	0.88%	$3,110	$4,465	The Diller Project is expected to include the development of three wells. Well #1 commenced production in 2015. Well #2, which completed drilling in third quarter 2018, is expected to commence production in first quarter 2020. Well #3 is expected to commence production in third quarter 2020. The Fund expects to spend $1.1 million for additional development costs and $0.3 million for asset retirement obligations.
Marmalard Project	0.88%	$5,618	$7,886	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2020 and 2021. Two wells, which were shut-in during early-December 2017 due to replacement of well jumpers, resumed production in third quarter 2018. One well, which had been shut-in since late-February 2019 due to remediation work for downhole mechanical issues, resumed production in third quarter 2019. The Fund expects to spend $1.8 million for additional development costs and $0.5 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2019 and 2018, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
		(in thousands)
Revenue
Oil and gas revenue	$1,136	$905	$2,173	$2,136
Expenses
Depletion and amortization	169	144	329	377
Operating expenses	510	271	1,095	541
Management fees to affiliate	59	60	118	119
General and administrative expenses	66	45	110	91
Total expenses	804	520	1,652	1,128
Income from operations	332	385	521	1,008
Other income
Dividend income	9	3	18	6
Interest income	5	2	7	3
Total other income	14	5	25	9
Net income	$346	$390	$546	$1,017

Overview.  The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2019 and 2018. Natural gas liquid sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Number of wells producing	4	3	5	4
Total number of production days	392	203	734	495
Oil sales (in thousands of barrels)	16	11	31	28
Average oil price per barrel	$66	$70	$63	$68
Gas sales (in thousands of mcfs)	34	29	70	72
Average gas price per mcf	$2.76	$3.62	$2.98	$3.50

The production-related increases in the above table were primarily related to the two wells in the Marmalard Project, which were shut-in during first half of 2018 due to replacement of well jumpers coupled with the Diller Project, which was shut-in periodically during second quarter 2018 due to hydrate issues. The increases were partially offset by decreases related to the other two wells in the Marmalard Project, which experienced shut-ins during first half of 2019 due to a mechanical issue.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2019 was $1.1 million, an increase of $0.2 million from the three months ended June 30, 2018. The increase was attributable to increased sales volume totaling $0.3 million, partially offset by decreased oil and gas prices totaling $0.1 million.

Oil and gas revenue during the six months ended June 30, 2019 was $2.2 million, an increase of $37 thousand from the six months ended June 30, 2018. The increase was attributable to increased oil sales volume totaling $0.2 million, partially offset by decreased oil and gas prices totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended June 30, 2019 was $0.2 million, an increase of $25 thousand from the three months ended June 30, 2018. The increase was attributable to an increase in production volumes totaling $46 thousand, partially offset by a decrease in the average depletion rate totaling $22 thousand.

Depletion and amortization during the six months ended June 30, 2019 was $0.3 million, a decrease of $48 thousand from the six months ended June 30, 2018. The decrease was attributable to a decrease in the average depletion rate totaling $0.1 million, partially offset by an increase in oil production volumes totaling $25 thousand.

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

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Workover expense	$240	$47	$546	$48
Lease operating expense	187	143	371	320
Transportation and processing expense	67	64	134	140
Insurance expense	13	13	37	26
Accretion expense and other	3	4	7	7
	$510	$271	$1,095	$541

Workover expense represents costs to restore or stimulate production of existing reserves. During the three and six months ended June 30, 2019, workover expense primarily related to remediation work for mechanical issues in the Marmalard Project. Lease operating expense and transportation and processing expense relate to the Fund’s producing projects. Insurance expense represents premiums related to the Fund’s projects, which vary depending upon the number of wells producing or drilling. Accretion expense relates to the asset retirement obligations established for the Fund’s oil and gas properties.

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.3 million ($12.42 per barrel of oil equivalent or “BOE”) and $0.5 million ($12.65 per BOE) during the three and six months ended June 30, 2019, respectively, compared to $0.2 million ($13.54 per BOE) and $0.5 million ($12.08 per BOE) during the three and six months ended June 30, 2018, respectively. Production costs remained relatively consistent during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The decrease in production cost per BOE during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was a result of increased production volumes from the Diller Project, which was shut-in periodically during second quarter 2018 due to hydrate issues. See “Overview” above for factors that impact oil and natural gas production.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2019 were $1.2 million, primarily related to revenue received of $2.3 million, partially offset by operating expenses of $0.9 million, management fees of $0.1 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2018 were $1.5 million, primarily related to revenue received of $2.3 million, partially offset by operating expenses of $0.6 million, management fees of $0.1 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the six months ended June 30, 2019 were $0.2 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Cash flows used in investing activities during the six months ended June 30, 2018 were $36 thousand, primarily related to investments in salvage fund.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2019 were $1.5 million, related to manager and shareholder distributions.

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

As of June 30, 2019, the Fund’s estimated capital commitments related to its oil and gas properties were $4.6 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $1.6 million is expected to be spent during the next twelve months. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2019 and December 31, 2018 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of June 30, 2019 and December 31, 2018, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2019.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC

Dated:	August 6, 2019	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2019	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

