Form 10-Q
period 2020-09-30
Ridgewood Energy U Fund LLC
filed 2020-11-09
CIK 1377178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

As of November 9, 2020, there were 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,358	$1,345
Salvage fund	90	85
Production receivable	220	552
Other current assets	18	10
Total current assets	1,686	1,992
Salvage fund	1,552	1,597
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	9,464	9,497
Less: accumulated depletion and amortization	(6,522)	(6,045)
Total oil and gas properties, net	2,942	3,452
Total assets	$6,299	$7,160

Liabilities and Members' Capital
Current liabilities:
Due to operators	$113	$401
Accrued expenses	52	45
Asset retirement obligations	90	85
Total current liabilities	255	531
Asset retirement obligations	1,132	1,190
Total liabilities	1,387	1,721
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(2,836)	(2,683)
Retained earnings	1,778	1,637
Manager's total	(1,058)	(1,046)
Shareholders:
Capital contributions (1,000 shares authorized;
486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(18,358)	(17,492)
Accumulated deficit	(39,512)	(39,863)
Shareholders' total	5,970	6,485
Total members' capital	4,912	5,439
Total liabilities and members' capital	$6,299	$7,160

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Oil and gas revenue	$423	$1,214	$1,954	$3,387
Expenses
Depletion and amortization	96	230	477	559
Operating expenses	137	449	723	1,544
Management fees to affiliate (Note 2)	59	59	176	177
General and administrative expenses	35	61	114	171
Total expenses	327	799	1,490	2,451
Income from operations	96	415	464	936
Other income
Dividend income	3	8	21	26
Interest income	-	6	7	13
Total other income	3	14	28	39
Net income	$99	$429	$492	$975

Manager Interest
Net income	$29	$96	$141	$224

Shareholder Interest
Net income	$70	$333	$351	$751
Net income per share	$145	$684	$721	$1,542

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Nine months ended September 30, 2020
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2019	486.4825	$(1,046)	$6,485	$5,439
Distributions	-	(116)	(660)	(776)
Net income	-	104	379	483
Balances, March 31, 2020	486.4825	$(1,058)	$6,204	$5,146
Net income (loss)	-	8	(98)	(90)
Balances, June 30, 2020	486.4825	$(1,050)	$6,106	$5,056
Distributions	-	(37)	(206)	(243)
Net income	-	29	70	99
Balances, September 30, 2020	486.4825	$(1,058)	$5,970	$4,912

	Nine months ended September 30, 2019
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2018	486.4825	$(1,040)	$7,289	$6,249
Distributions	-	(117)	(664)	(781)
Net income	-	53	147	200
Balances, March 31, 2019	486.4825	$(1,104)	$6,772	$5,668
Distributions	-	(103)	(580)	(683)
Net income	-	75	271	346
Balances, June 30, 2019	486.4825	$(1,132)	$6,463	$5,331
Distributions	-	(68)	(388)	(456)
Net income	-	96	333	429
Balances, September 30, 2019	486.4825	$(1,104)	$6,408	$5,304

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2020	2019

Cash flows from operating activities
Net income	$492	$975
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	477	559
Accretion expense	12	10
Changes in assets and liabilities:
Decrease (increase) in production receivable	332	(49)
(Increase) decrease in other current assets	(8)	175
(Decrease) increase in due to operators	(121)	258
Increase in accrued expenses	7	35
Settlement of asset retirement obligations	(65)	(15)
Net cash provided by operating activities	1,126	1,948

Cash flows from investing activities
Capital expenditures for oil and gas properties	(134)	(387)
Decrease (increase) in salvage fund	40	(17)
Net cash used in investing activities	(94)	(404)

Cash flows from financing activities
Distributions	(1,019)	(1,920)
Net cash used in financing activities	(1,019)	(1,920)

Net increase (decrease) in cash and cash equivalents	13	(376)
Cash and cash equivalents, beginning of period	1,345	1,921
Cash and cash equivalents, end of period	$1,358	$1,545

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$-	$223

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2019 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2020.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During each of the three and nine months ended September 30, 2020 and 2019, there were no impairments of the Fund’s investment in Delta House.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During each of the three and nine months ended September 30, 2020 and 2019, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments during the three and nine months ended September 30, 2020 and 2019. During first half of 2020, there had been a significant fluctuation in oil and natural gas commodity prices primarily due to the Coronavirus (“COVID-19”) pandemic. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment. The Fund is unable to predict the amount of future reserve revisions at this time, however, if oil and natural gas commodity prices are further impacted by the COVID-19 pandemic, it is possible that impairments of oil and gas properties will occur.

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

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. In 2012, the Manager elected to reduce its management fee to 1% annually, however, the Manager is still permitted to waive all or a portion of the reduced management fee at its own discretion. Therefore, all or a portion of the reduced management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and nine months ended September 30, 2020 and 2019 were $0.1 million and $0.2 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2020 were $37 thousand and $0.2 million, respectively. Distributions paid to the Manager during the three and nine months ended September 30, 2019 were $0.1 million and $0.3 million, respectively.

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

Capital Commitments

As of September 30, 2020, the Fund’s estimated capital commitments related to its oil and gas properties were $4.0 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $0.1 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the ongoing development and the related production of oil and gas revenues from the Fund’s producing projects.

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

Impact from COVID-19

The extent of the impact of the COVID-19 pandemic on the Fund’s financial position, results of operations and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions and the impact of COVID-19 on oil and natural gas commodity prices, financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. Lower oil and gas prices may reduce the amount of oil and gas products which can be economically produced. Although the extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows is unknown, the period of low oil and natural gas commodity prices negatively impacted cash flow generated by the Fund’s projects.  With the continued uncertainty, the Fund has elected to conserve capital for unforeseen expenses. If the financial markets and/or the overall economy are impacted by the COVID-19 pandemic for a prolonged period, the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could significantly affect the Fund’s liquidity, development of oil and gas and expected operating results. It is likely that estimates of oil and gas products that can be economically produced will be reduced, which increases the likelihood of impairments and higher depletion rates.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2020 and December 31, 2019, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”). Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of the review of NTL 2016-N01. As of September 30, 2020, the BOEM has not lifted its suspension of the implementation of NTL 2016-N01.  The impact of NTL 2016-N01, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Recent Developments

In March 2020, the World Health Organization recognized the novel strain of coronavirus (“COVID-19”) as a global pandemic, which resulted in a significant drop in oil demand caused by lockdown measures and industrial slowdown around the world. In addition, in March 2020, the failure of an alliance between the Saudi Arabia-led Organization of Petroleum Exporting Countries (“OPEC”) and Russia to reach an agreement on oil production volumes resulted in an oil “price war”, caused oil prices to collapse. Although on April 12, 2020, OPEC and Russia agreed to reduce production by approximately 9.7 million barrels per day in May and June 2020, the COVID-19 pandemic, the initial oil price war and significant oil demand destruction as a result of world-wide government ordered lock-downs pushed oil prices to their lowest level during April 2020 as compared to the past several years. Since then, the oil market has stabilized and strengthened with oil prices gradually rising. On June 6, 2020, OPEC and Russia agreed to extend the production cut of approximately 9.7 million barrels per day through the end of July 2020 and maintain a production cut of 7.7 million barrels per day from August 2020 through the end of the year.

Although the extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows is unknown, the period of low oil and natural gas commodity prices negatively impacted cash flow generated by the Fund’s projects. With the continued uncertainty, the Fund has elected to conserve capital for unforeseen expenses. However, because the Fund owns its oil and gas properties with no debt and these projects are long-lived assets that are expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility from the COVID-19 pandemic. However, if oil and natural gas commodity prices and the overall economy are impacted by the COVID-19 pandemic for a prolonged period, the Fund, its operators and other working interest partners’ financial performance results may be adversely impacted, which could significantly affect the Fund’s liquidity and expected operating results.

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. During first half of 2020, oil and natural gas commodity prices experienced significant volatility primarily attributable to the COVID-19 pandemic. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2020 and 2019 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices are impacted by the COVID-19 pandemic for a prolonged period, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2020	Budget	Status
		(in thousands)
Diller Project	0.88%	$3,728	$4,546	The Diller Project is expected to include the development of three wells. Well #1 commenced production in 2015. Well #2 commenced production in late-November 2019. Well #3 is expected to commence production in fourth quarter 2022. During May 2020, production from the Diller Project was shut-in due to the low-price environment. Production from the wells returned in June 2020 at production levels prior to shut-in. During third quarter 2020, the project experienced several periods of mechanical downtime as well as recurring periods of storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico. The Fund expects to spend $0.5 million for additional development costs and $0.3 million for asset retirement obligations.
Marmalard Project	0.84%	$5,621	$7,895	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2022. One well, which had been shut-in since late-February 2019 due to remediation work for downhole mechanical issues, resumed production in third quarter 2019. During May 2020, production from the Marmalard Project was shut-in due to the low-price environment. Production from the wells returned in June 2020 at production levels prior to shut-in. During third quarter 2020, the project experienced several periods of mechanical downtime as well as recurring periods of storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico. The Fund expects to spend $1.8 million for additional development costs and $0.5 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2020 and 2019, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue
Oil and gas revenue	$423	$1,214	$1,954	$3,387
Expenses
Depletion and amortization	96	230	477	559
Operating expenses	137	449	723	1,544
Management fees to affiliate	59	59	176	177
General and administrative expenses	35	61	114	171
Total expenses	327	799	1,490	2,451
Income from operations	96	415	464	936
Other income
Dividend income	3	8	21	26
Interest income	-	6	7	13
Total other income	3	14	28	39
Net income	$99	$429	$492	$975

Overview.  The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2020 and 2019. Natural gas liquid sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Number of wells producing	6	5	6	5
Total number of production days	296	415	1,196	1,147
Oil sales (in thousands of barrels)	10	19	46	50
Average oil price per barrel	$40	$61	$39	$62
Gas sales (in thousands of mcfs)	19	41	88	110
Average gas price per mcf	$2.38	$2.36	$1.90	$2.73

The increases in the number of wells producing and production days noted in the above table were primarily related to the commencement of production of an additional well in the Diller Project during fourth quarter 2019 coupled with two wells in the Marmalard Project, which experienced periodic shut-ins during first half of 2019 due to a mechanical issue. During the three months ended September 30, 2020, the decreases in production days and oil and gas sales volumes were primarily attributable to the Marmalard Project, which experienced several periods of shut-ins due to a mechanical issue at the Delta House facility as well as storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico during third quarter 2020. During the nine months ended September 30, 2020, the decreases in oil and gas sales volumes were also attributable to the shut-in of production from the Marmalard Project during May 2020 as a result of the low-price environment. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2020 was $0.4 million, a decrease of $0.8 million from the three months ended September 30, 2019. The decrease was attributable to decreased sales volume totaling $0.6 million coupled with decreased oil prices totaling $0.2 million.

Oil and gas revenue during the nine months ended September 30, 2020 was $2.0 million, a decrease of $1.4 million from the nine months ended September 30, 2019. The decrease was attributable to decreased oil and gas prices totaling $1.1 million coupled with decreased sales volume totaling $0.3 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2020 was $0.1 million, a decrease of $0.1 million from the three months ended September 30, 2019. Depletion and amortization during the nine months ended September 30, 2020 was $0.5 million, a decrease of $0.1 million from the nine months ended September 30, 2019. The decreases were primarily attributable to decreases in production volumes.

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

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Lease operating expense	$74	$223	$485	$594
Transportation and processing expense	53	75	203	209
Insurance expense	3	-	18	37
Accretion expense and other	4	5	12	12
Workover expense	3	146	5	692
	$137	$449	$723	$1,544

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($9.78 per barrel of oil equivalent or “BOE”) and $0.7 million ($11.72 per BOE) during the three and nine months ended September 30, 2020, respectively, compared to $0.3 million ($11.61 per BOE) and $0.8 million ($12.33 per BOE) during the three and nine months ended September 30, 2019, respectively.

The decreases in production costs and production costs per BOE during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 were primarily attributable to the Diller and Marmalard projects as a result of a reduction in production handling fees from $4.50 per BOE to $1.50 per BOE effective June 2020 through the end of the wells’ productive lives. The production handling fees for the Diller and Marmalard projects declined over time as certain production hurdles were met in accordance with their production handling agreement relating to the Delta House production facility. Production costs and production costs per BOE were relatively consistent during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. See “Overview” above for factors that impact oil and natural gas production.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2020 were $1.1 million, primarily related to revenue received of $2.3 million, partially offset by operating expenses of $0.8 million, management fees of $0.2 million, general and administrative expenses of $0.1 million and the settlement of asset retirement obligations of $0.1 million.

Cash flows provided by operating activities during the nine months ended September 30, 2019 were $1.9 million, primarily related to revenue received of $3.3 million, partially offset by operating expenses of $1.1 million, management fees of $0.2 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the nine months ended September 30, 2020 were $0.1 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities during the nine months ended September 30, 2019 were $0.4 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2020 were $1.0 million, related to manager and shareholder distributions.

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

As of September 30, 2020, the Fund’s estimated capital commitments related to its oil and gas properties were $4.0 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $0.1 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the ongoing development and the related production of oil and gas revenues from the Fund’s producing projects.

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

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. However, distributions may be impacted by amounts of future capital required for the ongoing development of the Diller and Marmalard projects and funding their estimated asset retirement obligations. Distributions may also be impacted by fluctuations in oil and natural gas commodity prices due to the COVID-19 pandemic.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2020 and December 31, 2019 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of September 30, 2020 and December 31, 2019, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2020.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. The Fund has not experienced any material impact to internal control over financial reporting due to the COVID-19 pandemic. The Fund’s management is continually monitoring and assessing the impact of the COVID-19 pandemic on the Fund’s internal controls to minimize the impact on their design and operating effectiveness.

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

RIDGEWOOD ENERGY U FUND, LLC

Dated:	November 9, 2020	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2020	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

