Form 10-Q
period 2022-09-30
Ridgewood Energy U Fund LLC
filed 2022-11-07
CIK 1377178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 7, 2022, there were 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,735	$1,558
Salvage fund	652	83
Production receivable	180	282
Other current assets	35	17
Total current assets	2,602	1,940
Salvage fund	1,034	1,582
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	9,407	9,403
Less: accumulated depletion and amortization	(7,476)	(7,188)
Total oil and gas properties, net	1,931	2,215
Total assets	$5,686	$5,856

Liabilities and Members' Capital
Current liabilities:
Due to operators	$37	$59
Accrued expenses	63	64
Asset retirement obligations	652	83
Total current liabilities	752	206
Asset retirement obligations	186	747
Total liabilities	938	953
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(3,718)	(3,291)
Retained earnings	2,732	2,285
Manager's total	(986)	(1,006)
Shareholders:
Capital contributions (1,000 shares authorized; 486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(23,357)	(20,936)
Accumulated deficit	(34,749)	(36,995)
Shareholders' total	5,734	5,909
Total members' capital	4,748	4,903
Total liabilities and members' capital	$5,686	$5,856

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Oil and gas revenue	$1,174	$840	$3,675	$3,071
Expenses
Depletion and amortization	95	(192)	288	110
Operating expenses	122	284	433	681
Management fees to affiliate (Note 2)	59	59	176	176
General and administrative expenses	36	43	107	114
Total expenses	312	194	1,004	1,081
Income from operations	862	646	2,671	1,990
Other income
Dividend income	7	8	20	27
Interest income	2	-	2	-
Total other income	9	8	22	27
Net income	$871	$654	$2,693	$2,017

Manager Interest
Net income	$144	$72	$447	$319

Shareholder Interest
Net income	$727	$582	$2,246	$1,698
Net income per share	$1,494	$1,197	$4,616	$3,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Nine months ended September 30, 2022
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2021	486.4825	$(1,006)	$5,909	$4,903
Distributions	-	(93)	(532)	(625)
Net income	-	105	521	626
Balances, March 31, 2022	486.4825	$(994)	$5,898	$4,904
Distributions	-	(131)	(737)	(868)
Net income	-	198	998	1,196
Balances, June 30, 2022	486.4825	$(927)	$6,159	$5,232
Distributions	-	(203)	(1,152)	(1,355)
Net income	-	144	727	871
Balances, September 30, 2022	486.4825	$(986)	$5,734	$4,748

	Nine months ended September 30, 2021
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2020	486.4825	$(1,001)	$6,138	$5,137
Distributions	-	(102)	(577)	(679)
Net income	-	125	560	685
Balances, March 31, 2021	486.4825	$(978)	$6,121	$5,143
Distributions	-	(130)	(741)	(871)
Net income	-	122	556	678
Balances, June 30, 2021	486.4825	$(986)	$5,936	$4,950
Distributions	-	(125)	(706)	(831)
Net income	-	72	582	654
Balances, September 30, 2021	486.4825	$(1,039)	$5,812	$4,773

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2022	2021

Cash flows from operating activities
Net income	$2,693	$2,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	288	110
Accretion expense	8	11
Changes in assets and liabilities:
Decrease in production receivable	102	210
Increase in other current assets	(18)	(13)
Decrease in due to operators	(22)	(15)
(Decrease) increase in accrued expenses	(1)	18
Settlement of asset retirement obligation	-	(13)
Net cash provided by operating activities	3,050	2,325

Cash flows from investing activities
Capital expenditures for oil and gas properties	(4)	(25)
Proceeds from salvage fund	-	13
Increase in salvage fund	(21)	(27)
Net cash used in investing activities	(25)	(39)

Cash flows from financing activities
Distributions	(2,848)	(2,381)
Net cash used in financing activities	(2,848)	(2,381)

Net increase (decrease) in cash and cash equivalents	177	(95)
Cash and cash equivalents, beginning of period	1,558	1,556
Cash and cash equivalents, end of period	$1,735	$1,461

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2021 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2022.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During each of the three and nine months ended September 30, 2022 and 2021, there were no impairments of the Fund’s investment in Delta House.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During each of the three and nine months ended September 30, 2022 and 2021, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and nine months ended September 30, 2022 and 2021. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the nine months ended September 30, 2022 and through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2.         Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. In 2012, the Manager elected to reduce its management fee to 1% annually, however, the Manager is still permitted to waive all or a portion of the reduced management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and nine months ended September 30, 2022 and 2021 were $0.1 million and $0.2 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2022 were $0.2 million and $0.4 million, respectively. Distributions paid to the Manager during the three and nine months ended September 30, 2021 were $0.1 million and $0.4 million, respectively.

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

3.         Commitments and Contingencies

Capital Commitments

As of September 30, 2022, the Fund’s estimated capital commitments related to its oil and gas properties were $2.9 million (which include asset retirement obligations for the Fund’s projects of $1.3 million), of which $1.7 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the ongoing development of and revenues from production and sale of oil and gas from the Fund’s producing projects.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from current market conditions

The oil and gas market, and the global economy in general, is subject to sources of uncertainty relating to: (i) further escalation in the Russia-Ukraine conflict, which could result in a major oil supply disruption; (ii) a prolonged high inflationary environment, which could result in a deep global recession; and the (iii) fluctuations in the value of the U.S. Dollar against other major world currencies, particularly the significant devaluation of the Euro, Pound, Yen and Yuan against the U.S. Dollar recently, has added to the volatility in the oil market as nearly all oil globally is transacted in U.S. Dollars. The impact of these matters on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2022 and December 31, 2021, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Notwithstanding the uncertain status of NTL 2016-N01, BOEM had continued under existing law to review supplemental financial assurance requirements relative to sole liability properties (i.e., properties in which only one company is liable for decommissioning).  However, on August 18, 2021, the BOEM issued a Note to Stakeholders in which the BOEM stated that it was expanding its financial assurance efforts beyond sole liability projects to include “supplemental financial assurance of certain high-risk, non-sole liability properties” (those properties with more than one company potentially liable for decommissioning costs). The BOEM identified (i) inactive properties, (ii) those with less than five years of production left, and (iii) those with damaged infrastructure, as being high-risk, non-sole liability properties and for which supplemental financial assurance may be required.  The BOEM may require the Fund to fully secure all of its potential abandonment liabilities, which potentially could increase costs to the Fund. The Fund is not able to evaluate the impact of the proposed new rule on its operations or financial condition until a final rule is issued or some other definitive action is taken by the Interior or BOEM. As of September 30, 2022, the Fund has fully funded in a separate interest-bearing account, or salvage fund, its proportionate share of the estimated decommissioning liabilities for its projects. The Fund will continue to reassess its estimated decommissioning liabilities and reserve for additional funding as necessary.

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

Market Conditions

The oil and gas market, and the global economy in general, is subject to sources of uncertainty relating to: (i) further escalation in the Russia-Ukraine conflict, which could result in a major oil supply disruption; (ii) prolonged high inflationary environment, which could result in a deep global recession; and the (iii) fluctuations in the value of the U.S. Dollar against other major world currencies, particularly the significant devaluation of the Euro, Pound, Yen and Yuan against the U.S. Dollar recently, has added to the volatility in the oil market as nearly all oil globally is transacted in U.S. Dollars. While the current outlook for oil and gas commodity prices is favorable, different outcomes of these issues would have different impacts on global economic growth and the performance of financial markets during the rest of 2022 and the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could affect the Fund’s liquidity, development of oil and gas properties and expected operating results. However, because the Fund owns its oil and gas properties with no debt and these projects are long-lived assets that are expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility in the global oil and gas market.

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

Oil and natural gas commodity prices have been subject to significant volatility most recently due to the issues impacting market conditions described above. Although volatile, the overall trend for the crude oil market has been favorable during the nine months ended September 30, 2022, which positively impacted cash flow generated by the Fund’s projects. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2022 and 2021 and the effect of such average prices on the Fund’s results of operations.

Market pricing for oil and natural gas is volatile and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

•	worldwide economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks, including war (such as the invasion of Ukraine by Russia), terrorism, political unrest, or health epidemics;

•	weather conditions;

•	economic conditions, including the impact of continued inflation and associated changes in monetary policy and demand for petroleum-based products;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations (inclusive of impacts of climate change), both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the supply and price of foreign oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the price and availability of alternate fuel sources.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2022	Budget	Status
		(in thousands)

Diller Project	0.88%	$3,753	$3,997	The Diller Project includes the development of two wells. Well #1 commenced production in 2015. Well #2 commenced production in 2019. During the third quarter of 2021, the project experienced storm shut-ins as a result of Hurricane Ida, which passed directly through the corridor where the project is located. The Fund expects to spend $18 thousand for additional development costs and $0.2 million for asset retirement obligations.
Marmalard Project	0.84%	$5,632	$7,653	The Marmalard Project is expected to include the development of five wells. Four wells commenced production in 2015. An additional well is expected to commence production in 2023. During the third quarter of 2021, the project experienced storm shut-ins as a result of Hurricane Ida, which passed directly through the corridor where the project is located. Production from one of the Marmalard Project's wells was shut-in due to a mechanical issue observed on restart after storm shut-in. The well resumed production in early-March 2022. The Fund expects to spend $1.6 million for additional development costs and $0.4 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2022 and 2021, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue
Oil and gas revenue	$1,174	$840	$3,675	$3,071
Expenses
Depletion and amortization	95	(192)	288	110
Operating expenses	122	284	433	681
Management fees to affiliate	59	59	176	176
General and administrative expenses	36	43	107	114
Total expenses	312	194	1,004	1,081
Income from operations	862	646	2,671	1,990
Other income
Dividend income	7	8	20	27
Interest income	2	-	2	-
Total other income	9	8	22	27
Net income	$871	$654	$2,693	$2,017

Overview.  The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2022 and 2021. Natural gas liquid sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Number of wells producing	6	6	6	6
Total number of production days	435	381	1,408	1,453
Oil sales (in thousands of barrels)	10	11	32	43
Average oil price per barrel	$95	$70	$101	$64
Gas sales (in thousands of mcfs)	20	21	61	87
Average gas price per mcf	$9.15	$4.85	$7.69	$3.91

The production related decreases noted in the table above were primarily attributable to the Marmalard Project, which experienced lower production rates due to natural declines in production. In addition, one well in the Marmalard Project was shut-in for the majority of first quarter 2022 due to a mechanical issue. The well returned to production in early-March 2022. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2022 was $1.2 million, an increase of $0.3 million from the three months ended September 30, 2021. The increase was primarily attributable to increased oil and gas prices totaling $0.4 million.

Oil and gas revenue during the nine months ended September 30, 2022 was $3.7 million, an increase of $0.6 million from the nine months ended September 30, 2021. The increase was attributable to increased oil and gas prices totaling $1.4 million partially offset by decreased sales volume totaling $0.8 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2022 was $0.1 million, an increase of $0.3 million from the three months ended September 30, 2021. The increase was primarily attributable to an adjustment to the asset retirement obligation related to a fully depleted property during third quarter 2021.

Depletion and amortization during the nine months ended September 30, 2022 was $0.3 million, an increase of $0.2 million from the nine months ended September 30, 2021. The increase was primarily attributable to an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.3 million during third quarter 2021, partially offset by a decrease in production volumes totaling $0.1 million.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization rates may also be impacted by changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Lease operating expense	$77	$61	$226	$258
Transportation and processing expense	33	54	141	191
Insurance expense	8	9	27	25
Accretion expense and other	3	3	25	11
Workover expense	1	157	14	196
	$122	$284	$433	$681

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($8.63 per barrel of oil equivalent or “BOE”) and $0.4 million ($9.42 per BOE) during the three and nine months ended September 30, 2022, respectively, compared to $0.1 million ($8.80 per BOE) and $0.5 million ($8.26 per BOE) during the three and nine months ended September 30, 2021, respectively.

Production costs during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 and production costs per BOE during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were relatively consistent. The increase in production costs per BOE during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to the impact of the ongoing costs for the Marmalard Project, which experienced decreased oil and natural gas production as a result of shut-ins and natural declines in production.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2022 were $3.1 million, primarily related to revenue received of $3.8 million, partially offset by operating expenses of $0.5 million, management fees of $0.2 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the nine months ended September 30, 2021 were $2.3 million, primarily related to revenue received of $3.3 million, partially offset by operating expenses of $0.7 million, management fees of $0.2 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the nine months ended September 30, 2022 were $25 thousand, related to investments in salvage fund of $21 thousand and capital expenditures for oil and gas properties of $4 thousand.

Cash flows used in investing activities during the nine months ended September 30, 2021 were $39 thousand, related to investments in salvage fund of $27 thousand and capital expenditures for oil and gas properties of $25 thousand, partially offset by proceeds from the salvage fund of $13 thousand.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2022 were $2.8 million, related to manager and shareholder distributions.

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

As of September 30, 2022, the Fund’s estimated capital commitments related to its oil and gas properties were $2.9 million (which include asset retirement obligations for the Fund’s projects of $1.3 million), of which $1.7 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the ongoing development of and revenues from production and sale of oil and gas from the Fund’s producing projects. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of September 30, 2022 and December 31, 2021, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2022.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC
Dated:	November 7, 2022	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2022	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

