Form 10-Q
period 2023-06-30
Ridgewood Energy U Fund LLC
filed 2023-08-04
CIK 1377178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 4, 2023, there were 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,446	$1,640
Salvage fund	76	76
Production receivable	253	392
Other current assets	149	16
Total current assets	1,924	2,124
Salvage fund	1,658	1,617
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	9,556	9,508
Less: accumulated depletion and amortization	(7,700)	(7,541)
Total oil and gas properties, net	1,856	1,967
Total assets	$5,557	$5,827

Liabilities and Members' Capital
Current liabilities:
Due to operators	$36	$56
Accrued expenses	51	63
Asset retirement obligations	76	76
Total current liabilities	163	195
Asset retirement obligations	864	854
Total liabilities	1,027	1,049
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(4,030)	(3,806)
Retained earnings	3,039	2,832
Manager's total	(991)	(974)
Shareholders:
Capital contributions (1,000 shares authorized; 486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(25,129)	(23,855)
Accumulated deficit	(33,190)	(34,233)
Shareholders' total	5,521	5,752
Total members' capital	4,530	4,778
Total liabilities and members' capital	$5,557	$5,827

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Oil and gas revenue	$837	$1,567	$1,849	$2,501
Expenses
Depletion and amortization	75	114	159	193
Operating expenses	151	166	282	311
Management fees to affiliate (Note 2)	58	58	117	117
General and administrative expenses	42	39	82	71
Total expenses	326	377	640	692
Income from operations	511	1,190	1,209	1,809
Other income
Dividend income	6	6	12	13
Interest income	16	-	29	-
Total other income	22	6	41	13
Net income	$533	$1,196	$1,250	$1,822

Manager Interest
Net income	$89	$198	$207	$303

Shareholder Interest
Net income	$444	$998	$1,043	$1,519
Net income per share	$912	$2,052	$2,144	$3,122

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Six months ended June 30, 2023
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2022	-	486.4825	$(974)	$5,752	$4,778
Distributions		-	(120)	(682)	(802)
Net income	-	-	118	599	717
Balances, March 31, 2023	-	486.4825	$(976)	$5,669	$4,693
Distributions		-	(104)	(592)	(696)
Net income	-	-	89	444	533
Balances, June 30, 2023	-	486.4825	$(991)	$5,521	$4,530

	Six months ended June 30, 2022
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2021	-	486.4825	$(1,006)	$5,909	$4,903
Distributions		-	(93)	(532)	(625)
Net income	-	-	105	521	626
Balances, March 31, 2022	-	486.4825	$(994)	$5,898	$4,904
Distributions		-	(131)	(737)	(868)
Net income	-	-	198	998	1,196
Balances, June 30, 2022	-	486.4825	$(927)	$6,159	$5,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2023	2022

Cash flows from operating activities
Net income	$1,250	$1,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	159	193
Accretion expense	10	6
Changes in assets and liabilities:
Decrease (increase) in production receivable	139	(278)
(Increase) decrease in other current assets	(133)	4
(Decrease) increase in due to operators	(20)	14
Decrease in accrued expenses	(12)	(12)
Net cash provided by operating activities	1,393	1,749

Cash flows from investing activities
Capital expenditures for oil and gas properties	(48)	(4)
Increase in salvage fund	(41)	(13)
Net cash used in investing activities	(89)	(17)

Cash flows from financing activities
Distributions	(1,498)	(1,493)
Net cash used in financing activities	(1,498)	(1,493)

Net (decrease) increase in cash and cash equivalents	(194)	239
Cash and cash equivalents, beginning of period	1,640	1,558
Cash and cash equivalents, end of period	$1,446	$1,797

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2022 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2023.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During each of the three and six months ended June 30, 2023 and 2022, there were no impairments of the Fund’s investment in Delta House.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During each of the three and six months ended June 30, 2023 and 2022, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and six months ended June 30, 2023 and 2022. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the six months ended June 30, 2023 and through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2. Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. In 2012, the Manager elected to reduce its management fee to 1% annually, however, the Manager is still permitted to waive all or a portion of the reduced management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and six months ended June 30, 2023 and 2022 were $0.1 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during each of the three and six months ended June 30, 2023 and 2022 were $0.1 million and $0.2 million, respectively.

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

3. Commitments and Contingencies

Capital Commitments

As of June 30, 2023, the Fund’s estimated capital commitments related to its oil and gas properties were $4.6 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $1.4 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Fund’s producing projects.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

Although oil and natural gas commodity prices have been steady compared to 2022, the outlook for the oil and gas market continues to be volatile. The biggest downside risk facing the oil market is the pullback in energy demand, which could result from global recession likely driven, in large part, by a prolonged high inflationary environment. In addition, ongoing geopolitical uncertainty will continue to dictate oil and natural gas commodity prices, including, among other things, the ongoing Russia-Ukraine War/Conflict, production decisions by OPEC Plus and China’s evolving policies post-coronavirus pandemic. The impact of these matters on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2023 and December 31, 2022, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BSEE and BOEM Supplemental Financial Assurance Requirements

On October 16, 2020, the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) published a proposed rule entitled “Risk Management, Financial Assurance and Loss Prevention” to update BOEM’s financial assurance criteria and other BSEE- administered regulations. Upon review of the 2020 joint proposed rule and analysis of public comments, BSEE finalized some provisions from the 2020 proposal as discussed below. BOEM rescinded its portion of the 2020 proposed rule and issued its new proposed rule below.

On April 18, 2023, the BSEE published a final rule at 88 FR 23569 on Risk Management, Financial Assurance and Loss Prevention effective May 18, 2023 to clarify and formalize its regulations related to decommissioning responsibilities of Outer Continental Shelf oil, gas, and sulfur lessees and grant holders to ensure compliance with lease, grant, and regulatory obligations. The rule implements provisions of the proposed rule intended to clarify decommissioning responsibilities of right-of-use and easement grant holders and to formalize BSEE's policies regarding performance by predecessors ordered to decommission OCS facilities. This rule withdraws the proposal to amend BSEE's regulations to require BSEE to proceed in reverse chronological order against predecessor lessees, owners of operating rights, and grant holders when requiring such entities to perform their accrued decommissioning obligations if the current lessees, owners, or holders have failed to perform. In addition, BSEE also decided not to finalize the proposed appeal bonding requirements in this final rule.

On June 27, 2023, the BOEM announced proposed changes to modernize financial assurance requirements for the offshore oil and gas industry to decommission offshore wells and infrastructure once they are no longer in use. The proposed changes were published at 88 FR 42136 on June 29, 2023, which opened a 60-day public comment period that ends on August 28, 2023. The proposed rule would establish two metrics by which BOEM would assess the risk any company poses. First, to accurately and consistently predict financial distress, BOEM would use credit ratings from a nationally recognized statistical rating organization, or a proxy credit rating generated through a statistical model. BOEM would require companies without an investment-grade credit rating to provide additional financial assurance. Second, BOEM would consider the current value of the proved oil and gas resources on the lease itself when determining the overall financial risk of decommissioning, given that any lease with significant reserves still available would likely be acquired by another operator that would then assume the liabilities in the event of bankruptcy. The proposed regulatory changes would provide additional clarity and reinforce that current grant holders and lessees bear the cost of ensuring compliance with lease obligations, rather than relying on prior owners to cover those costs. The proposed rule would allow current lessees and grant holders to request phased-in payments over three years for new financial assurance amounts. The Fund is not able to evaluate the impact of the proposed new rule on its operations or financial condition until a final rule is issued or some other definitive action is taken by the Department of the Interior or the BOEM.

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

Market Conditions

Although oil and natural gas commodity prices have been steady compared to 2022, the outlook for the oil and gas market continues to be volatile. The biggest downside risk facing the oil market is the pullback in energy demand, which could result from global recession likely driven, in large part, by a prolonged high inflationary environment. In addition, ongoing geopolitical uncertainty will continue to dictate oil and natural gas commodity prices, including, among other things, the ongoing Russia-Ukraine War/Conflict, production decisions by OPEC Plus and China’s evolving policies post-Coronavirus pandemic. Different outcomes of these issues would have different impacts on global economic growth and the performance of financial markets in 2023 and the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could affect the Fund’s liquidity and expected operating results. However, because the Fund owns its oil and gas properties with no debt and these projects are long-lived assets that are expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility in the global oil and gas market.

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

Oil and natural gas commodity prices have been subject to significant volatility most recently due to the issues impacting market conditions described above. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2023 and 2022 and the effect of such average prices on the Fund’s results of operations.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	June 30, 2023	Budget	Status
		(in thousands)

Diller Project	0.88%	$3,742	$4,057	The Diller Project includes the development of two wells. Well #1 and Well #2 commenced production in 2015 and 2019, respectively. The Fund expects to spend $18 thousand for additional development costs and $0.3 million for asset retirement obligations.
Marmalard Project	0.84%	$5,696	$9,375	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2024 and 2025. The Fund expects to spend $2.9 million for additional development costs and $0.8 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2023 and 2022, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue
Oil and gas revenue	$837	$1,567	$1,849	$2,501
Expenses
Depletion and amortization	75	114	159	193
Operating expenses	151	166	282	311
Management fees to affiliate	58	58	117	117
General and administrative expenses	42	39	82	71
Total expenses	326	377	640	692
Income from operations	511	1,190	1,209	1,809
Other income
Dividend income	6	6	12	13
Interest income	16	-	29	-
Total other income	22	6	41	13
Net income	$533	$1,196	$1,250	$1,822

Overview.  The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2023 and 2022. Natural gas liquid sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Number of wells producing	6	6	6	6
Total number of production days	462	541	994	973
Oil sales (in thousands of barrels)	11	12	23	21
Average oil price per barrel	$74	$110	$74	$105
Gas sales (in thousands of mcfs)	22	24	47	41
Average gas price per mcf	$2.62	$7.87	$2.93	$7.02

The production related decreases during the three months ended June 30, 2023 were primarily related to one well in the Diller Project, which was shut-in in early-April 2023 due to a mechanical issue. The production related increases during the six months ended June 30, 2023 were primarily attributable to one well in the Marmalard Project, which was shut-in for the majority of first quarter 2022 due to a mechanical issue. The well returned to production in early-March 2022. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2023 was $0.8 million, a decrease of $0.7 million from the three months ended June 30, 2022. The decrease was attributable to decreased oil and gas prices totaling $0.5 million coupled with decreased sales volume totaling $0.2 million.

Oil and gas revenue during the six months ended June 30, 2023 was $1.8 million, a decrease of $0.7 million from the six months ended June 30, 2022. The decrease was attributable to decreased oil and gas prices totaling $0.9 million, partially offset by increased sales volume totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended June 30, 2023 was $0.1 million, a decrease of $39 thousand from the three months ended June 30, 2022. The decrease was attributable to a decrease in the average depletion rate totaling $23 thousand and a decrease in production volumes totaling $16 thousand.

Depletion and amortization during the six months ended June 30, 2023 was $0.2 million, a decrease of $34 thousand from the six months ended June 30, 2022. The decrease was attributable to a decrease in the average depletion rate totaling $51 thousand, partially offset by an increase in production volumes totaling $17 thousand.

The decreases in the average depletion rates were primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Lease operating expense	$78	$81	$166	$149
Transportation and processing expense	25	59	53	108
Workover expense	35	(2)	36	13
Insurance expense	8	9	17	19
Accretion expense and other	5	19	10	22
	$151	$166	$282	$311

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($7.83 per barrel of oil equivalent or “BOE”) and $0.2 million ($7.72 per BOE) during the three and six months ended June 30, 2023, respectively, compared to $0.1 million ($8.98 per BOE) and $0.3 million ($9.84 per BOE) during the three and six months ended June 30, 2022, respectively.

Production costs were relatively consistent during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The decreases in production costs per BOE during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 were primarily attributable to the Diller and Marmalard projects as a result of the termination of the fixed lateral fees effective August 2022 through the end of the projects' productive lives. The fixed lateral fees, which were contractually payable for the use of the facility terminated in August 2022, seven years from the date all anchor producers had delivered first production to the Delta House production facility. In addition, one well in the Marmalard Project was shut-in for the majority of first quarter 2022 due to a mechanical issue.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2023 were $1.4 million, primarily related to revenue received of $2.0 million, partially offset by operating expenses of $0.4 million, management fees of $0.1 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2022 were $1.7 million, primarily related to revenue received of $2.2 million, partially offset by operating expenses of $0.3 million, management fees of $0.1 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the six months ended June 30, 2023 were $0.1 million, related to capital expenditures for oil and gas properties of $48 thousand and investments in salvage fund of $41 thousand.

Cash flows used in investing activities during the six months ended June 30, 2022 were $17 thousand, related to investments in salvage fund of $13 thousand and capital expenditures for oil and gas properties of $4 thousand.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2023 were $1.5 million, related to manager and shareholder distributions.

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

As of June 30, 2023, the Fund’s estimated capital commitments related to its oil and gas properties were $4.6 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $1.4 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Fund’s producing projects. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of June 30, 2023 and December 31, 2022, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2023.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC

Dated:	August 4, 2023	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 4, 2023	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

