Form 10-Q
period 2024-06-30
Ridgewood Energy U Fund LLC
filed 2024-08-05
CIK 1377178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, there were 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,595	$1,104
Salvage fund	46	30
Production receivable	299	271
Other current assets	-	12
Total current assets	1,940	1,417
Salvage fund	1,695	1,616
Investment in Delta House	119	119
Oil and gas properties:
Advance payments to operators for capital expenditures	-	103
Proved properties	10,835	10,750
Less: accumulated depletion and amortization	(8,201)	(7,896)
Total oil and gas properties, net	2,634	2,957
Total assets	$6,388	$6,109

Liabilities and Members' Capital
Current liabilities:
Due to operators	$39	$70
Accrued expenses	51	48
Asset retirement obligations	46	30
Total current liabilities	136	148
Asset retirement obligations	1,135	1,119
Total liabilities	1,271	1,267
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(4,221)	(4,115)
Retained earnings	3,415	3,227
Manager's total	(806)	(888)
Shareholders:
Capital contributions (1,000 shares authorized; 486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(26,210)	(25,607)
Accumulated deficit	(31,707)	(32,503)
Shareholders' total	5,923	5,730
Total members' capital	5,117	4,842
Total liabilities and members' capital	$6,388	$6,109

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Oil and gas revenue	$961	$837	$1,777	$1,849
Expenses
Depletion and amortization	182	75	324	159
Operating expenses	174	151	376	282
Management fees to affiliate (Note 2)	-	58	56	117
General and administrative expenses	60	42	102	82
Total expenses	416	326	858	640
Income from operations	545	511	919	1,209
Other income
Dividend income	4	6	8	12
Interest income	30	16	57	29
Total other income	34	22	65	41
Net income	$579	$533	$984	$1,250

Manager Interest
Net income	$110	$89	$188	$207

Shareholder Interest
Net income	$469	$444	$796	$1,043
Net income per share	$965	$912	$1,638	$2,144

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

		Six months ended June 30, 2024
		# of Shares	Manager	Shareholders	Total
Balances, December 31, 2023	-	486.4825	$(888)	$5,730	$4,842
Distributions		-	(30)	(173)	(203)
Net income	-	-	78	327	405
Balances, March 31, 2024	-	486.4825	$(840)	$5,884	$5,044
Distributions		-	(76)	(430)	(506)
Net income	-	-	110	469	579
Balances, June 30, 2024	-	486.4825	$(806)	$5,923	$5,117

		Six months ended June 30, 2023
		# of Shares	Manager	Shareholders	Total
Balances, December 31, 2022	-	486.4825	$(974)	$5,752	$4,778
Distributions		-	(120)	(682)	(802)
Net income	-	-	118	599	717
Balances, March 31, 2023	-	486.4825	$(976)	$5,669	$4,693
Distributions		-	(104)	(592)	(696)
Net income	-	-	89	444	533
Balances, June 30, 2023	-	486.4825	$(991)	$5,521	$4,530

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2024	2023

Cash flows from operating activities
Net income	$984	$1,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	324	159
Accretion expense	16	10
Changes in assets and liabilities:
(Increase) decrease in production receivable	(28)	139
Decrease (increase) in other current assets	12	(133)
Decrease in due to operators	(31)	(20)
Increase (decrease) in accrued expenses	3	(12)
Settlement of asset retirement obligation	(3)	-
Net cash provided by operating activities	1,277	1,393

Cash flows from investing activities
Credits (capital expenditures) for oil and gas properties	18	(48)
Proceeds from salvage fund	3	-
Increase in salvage fund	(98)	(41)
Net cash used in investing activities	(77)	(89)

Cash flows from financing activities
Distributions	(709)	(1,498)
Net cash used in financing activities	(709)	(1,498)

Net increase (decrease) in cash and cash equivalents	491	(194)
Cash and cash equivalents, beginning of period	1,104	1,640
Cash and cash equivalents, end of period	$1,595	$1,446

Supplemental disclosure of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$103	$-

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2023 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2024.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During each of the three and six months ended June 30, 2024 and 2023, there were no impairments of the Fund’s investment in Delta House.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During each of the three and six months, ended June 30, 2024 and 2023, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and six months, ended June 30, 2024 and 2023. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued accounting guidance on the required disclosures for segment reporting.  The accounting guidance is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss.  The accounting guidance is effective for the Fund for the fiscal year ending December 31, 2024 and for interim periods within the fiscal year ending December 31, 2025 on a retrospective basis.  The Fund is currently evaluating the effect of this accounting guidance on the Fund’s disclosures.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. In 2012, the Manager elected to reduce its management fee to 1% annually, however, the Manager is still permitted to waive all or a portion of the reduced management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. There were no management fees during the three months ended June 30, 2024. Management fees during the six months ended June 30, 2024 were $0.1 million. Effective April 1, 2024, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included on the statements of operations within general and administrative expenses. Management reimbursement costs during the three months ended June 30, 2024 were $20 thousand. Management fees during each of the three and six months ended June 30, 2023 were $0.1 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during each of the three and six months ended June 30, 2024 were $0.1 million. Distributions paid to the Manager during the three and six months ended June 30, 2023 were $0.1 million and $0.2 million, respectively.

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

Capital Commitments

As of June 30, 2024, the Fund’s estimated capital commitments related to its oil and gas properties were $5.8 million (which include asset retirement obligations for the Fund’s projects of $1.9 million), of which $1.2 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Fund’s producing projects.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

Although the oil market demonstrated stability during the first half of 2024, the physical crude market continues to be tight and is expected to remain so for the remainder of the year. Oil prices continue to be supported by the active supply-side management of OPEC Plus and are constantly adjusting to reflect changes in both the current status and future expectations of the supply/demand balance, which is impacted by various market pressures. In addition, ongoing geopolitical conditions, including the military conflicts between Russia-Ukraine and Israel-Hamas and the global response to such conflicts, and acts of terrorism, will continue to influence oil and natural gas commodity prices. The impact of these issues on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2024 and December 31, 2023, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

On April 24, 2024, BOEM published a final rule at 89 FR 31544 on Risk Management and Financial Assurance for OCS Lease and Grant Obligations, effective June 29, 2024. This rule substantially revises the supplemental financial assurance requirements for decommissioning offshore wells and infrastructure once they are no longer in use. The rule establishes a simplified test using only two criteria by which BOEM would determine whether supplemental financial assurance should be required of OCS oil and gas lessees: (1) credit rating, and (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. If a current lessee meets one of these criteria, it will not be required to provide supplemental financial assurance. In addition, as it relates to supplemental financial assurance requirements for OCS oil and gas right-of-use and easement grant holders, BOEM will only consider the first criteria – i.e., credit rating. Under the rule, BOEM would no longer consider or rely upon the financial strength of prior grant holders and lessees in determining whether, or how much, supplemental financial assurance should be provided by the current grant holders and lessees. The rule would allow existing lessees and grant holders to request phased-in payments over three years to meet the new financial assurance amounts. On June 28, 2024, BOEM issued a timeline on its website for implementing the rule. BOEM indicates that it will begin sending out notices to companies to submit financial and property information, to which such companies have six months to respond.  BOEM can take up to 18 months from receipt of such information to complete its review and an additional six months thereafter to complete financial assurance demands.   Moreover, on June 17, 2024, the States of Louisiana, Texas and Mississippi, along with several industry advocate groups, filed a lawsuit in federal court in Louisiana challenging many parts of the rule and BOEM’s statutory power to issue it.   That litigation is ongoing. The Fund is still evaluating the impact of the new rule on its operations and financial condition and the impact is currently uncertain. The Fund will continue to maintain the salvage fund, a separate interest-bearing account, to fund its proportionate share of the estimated future costs of decommissioning liabilities for its projects. The Fund will continue to reassess its estimated decommissioning liabilities and reserve for additional funding as necessary.

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

Ridgewood Energy Corporation (the “Manager”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for the Fund’s operations. As compensation for its services, the Manager is entitled to receive an annual management fee, payable monthly, equal to 1% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. Effective April 1, 2024, the Fund began recording costs related to services provided by the Manager for accounting and investor relations. The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. The Manager also participates in distributions.

Market Conditions

Although the oil market demonstrated stability during the first half of 2024, the physical crude market continues to be tight and is expected to remain so for the remainder of the year. Oil prices continue to be supported by the active supply-side management of OPEC Plus and are constantly adjusting to reflect changes in both the current status and future expectations of the supply/demand balance, which is impacted by various market pressures. In addition, ongoing geopolitical conditions, including the military conflicts between Russia-Ukraine and Israel-Hamas and the global response to such conflicts, and acts of terrorism, will continue to influence oil and natural gas commodity prices. The impact of these issues on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

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

The overall trend for the oil prices has been favorable during the first half of 2024, which positively impacted the cash flow generated by the Fund’s projects. In addition, the Fund anticipates price cyclicality in its planning and believes it is well-positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2024 and 2023 and the effect of such average prices on the Fund’s results of operations.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	June 30, 2024	Budget	Status
		(in thousands)
Diller Project	0.88%	$3,746	$4,044	The Diller Project includes the development of two wells. Well #1 and Well #2 commenced production in 2015 and 2019, respectively. One well in the Diller Project, which was shut-in since April 2023 due to a mechanical issue, did not resume production. The operator of the project filed a cessation of production notice with the BOEM with last production date of September 3, 2023. The Fund expects to spend $0.3 million for asset retirement obligations.
Marmalard Project	0.84%	$6,855	$11,646

The Marmalard Project is expected to include the development of six wells.  Four wells commenced production in 2015.  Well #1 is currently shut-in due to a mechanical issue.  Remediation work is scheduled to start in November 2024, and production is expected to resume in January 2025.  Well #5, which commenced production in early January 2024, is currently shut-in due to a downhole mechanical failure.  A sidetrack operation is scheduled to begin in July 2024, and production is expected to resume in December 2024.  Well #6 is anticipated to be drilled, completed, and commence production in 2026.  The Fund expects to spend $4.0 million for additional development costs and $0.8 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months, ended June 30, 2024 and 2023, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue
Oil and gas revenue	$961	$837	$1,777	$1,849
Expenses
Depletion and amortization	182	75	324	159
Operating expenses	174	151	376	282
Management fees to affiliate	-	58	56	117
General and administrative expenses	60	42	102	82
Total expenses	416	326	858	640
Income from operations	545	511	919	1,209
Other income
Dividend income	4	6	8	12
Interest income	30	16	57	29
Total other income	34	22	65	41
Net income	$579	$533	$984	$1,250

Overview.  The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2024 and 2023. Natural gas liquid sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Number of wells producing	4	6	6	6
Total number of production days	364	462	755	994
Oil sales (in thousands of barrels)	11	11	21	23
Average oil price per barrel	$81	$74	$79	$74
Gas sales (in thousands of mcfs)	24	22	46	47
Average gas price per mcf	$2.99	$2.62	$2.92	$2.93

The decreases in number of wells producing and production days noted in the table above were primarily attributable to one well in the Diller Project, which was shut-in in early-April 2023 due to a mechanical issue and did not resume production. The decreases were also attributable to one well in the Marmalard Project, which was shut-in for the majority of the first half of 2024 due to a mechanical issue. Remediation work is scheduled to start in November 2024 to restore production from the well. The decreases in sales volumes during the six months ended June 30, 2024 were primarily attributable to the other well in the Diller Project, which is experiencing a natural decline in production. The increase in gas sales volume during the three months ended June 30, 2024 was primarily attributable to one well in the Marmalard Project, which is producing at a higher rate from a new zone as a result of a successful intervention to change zones. See additional discussion in the “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2024 was $1.0 million, an increase of $0.1 million from the three months ended June 30, 2023. The increase was primarily attributable to increased oil and gas prices totaling $0.1 million.

Oil and gas revenue during the six months ended June 30, 2024 was $1.8 million, a decrease of $0.1 million from the six months ended June 30, 2023. The decrease was primarily attributable to decreased sales volume totaling $0.2 million, partially offset by increased oil prices totaling $0.1 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended June 30, 2024 was $0.2 million, an increase of $0.1 million from the three months ended June 30, 2023. The increase was primarily attributable to an increase in the average depletion rate totaling $0.1 million.

Depletion and amortization during the six months ended June 30, 2024 was $0.3 million, an increase of $0.2 million from the six months ended June 30, 2023. The increase was primarily attributable to an increase in the average depletion rate totaling $0.2 million.

The increases in the average depletion rates were primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Lease operating expense	$115	$78	$179	$166
Workover expense	16	35	111	36
Transportation and processing expense	27	25	51	53
Insurance expense	8	8	19	17
Accretion expense	8	5	16	10
	$174	$151	$376	$282

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.2 million ($10.08 per barrel of oil equivalent or “BOE”) and $0.2 million ($8.75 per BOE) during the three and six months ended June 30, 2024, respectively, compared to $0.1 million ($7.83 per BOE) and $0.2 million ($7.72 per BOE) during the three and six months ended June 30, 2023, respectively.

Production costs were relatively consistent during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The increases in production costs per BOE during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily attributable to the Diller Project, which had higher production costs per BOE during the three months ended June 30, 2024 due to increased chemical costs incurred to remediate a hydrate issue.

See “Overview” above for factors that impact oil and natural gas production.

Management Fees to Affiliate. An annual management fee, totaling 1% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, was paid monthly to the Manager during the first quarter 2024. Effective April 1, 2024, the Fund began recording costs related to services provided by the Manager for accounting and investor relations. Such costs are included within general and administrative expenses.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses. Management reimbursement costs related to services provided by the Manager for accounting and investor relations are included within general and administrative expenses.

Dividend Income.  Dividend income is related to the Fund’s investment in Delta House.

Interest Income. Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2024 were $1.3 million, primarily related to revenue received of $1.7 million and interest income received of $0.1 million, partially offset by operating expenses of $0.4 million, general and administrative expenses of $0.1 million and management fees of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2023 were $1.4 million, primarily related to revenue received of $2.0 million, partially offset by operating expenses of $0.4 million, management fees of $0.1 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the six months ended June 30, 2024 were $0.1 million, primarily related to investments in salvage fund.

Cash flows used in investing activities during the six months ended June 30, 2023 were $0.1 million, related to capital expenditures for oil and gas properties of $48 thousand and investments in salvage fund of $41 thousand.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2024 were $0.7 million, related to manager and shareholder distributions.

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

As of June 30, 2024, the Fund’s estimated capital commitments related to its oil and gas properties were $5.8 million (which include asset retirement obligations for the Fund’s projects of $1.9 million), of which $1.2 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Fund’s producing projects. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of June 30, 2024 and December 31, 2023, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2024.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC

Dated:	August 5, 2024	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Chief Executive Officer and Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

