Form 10-Q
period 2026-09-30
Ridgewood Energy U Fund LLC
filed 2026-11-03
CIK 1377178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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

As of November 3, 2026, there were 486.4825 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,133	$1,780
Salvage fund	100	343
Production receivable	359	266
Other current assets	21	15
Total current assets	2,613	2,404
Salvage fund	1,849	1,579
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	11,508	11,672
Less: accumulated depletion and amortization	(9,662)	(9,153)
Total oil and gas properties, net	1,846	2,519
Total assets	$6,427	$6,621

Liabilities and Members' Capital
Current liabilities:
Due to operators	$63	$83
Accrued expenses	61	66
Asset retirement obligations	100	343
Total current liabilities	224	492
Asset retirement obligations	1,433	1,398
Total liabilities	1,657	1,890
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(4,790)	(4,536)
Retained earnings	4,141	3,818
Manager's total	(649)	(718)

Shareholders:
Capital contributions (1,000 shares authorized; 486.4825 issued and outstanding)	72,381	72,381
Syndication costs	(8,541)	(8,541)
Distributions	(29,432)	(27,995)
Accumulated deficit	(28,989)	(30,396)
Shareholders' total	5,419	5,449
Total members' capital	4,770	4,731
Total liabilities and members' capital	$6,427	$6,621

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Oil and gas revenue	$943	$591	$2,785	$1,933
Expenses
Depletion and amortization	160	164	509	465
Operating expenses	143	370	462	678
General and administrative expenses	66	61	192	196
Total expenses	369	595	1,163	1,339
Income (loss) from operations	574	(4)	1,622	594
Other income
Dividend income	5	4	15	14
Interest income	32	28	93	82
Total other income	37	32	108	96
Net income	$611	$28	$1,730	$690

Manager Interest
Net income	$111	$25	$323	$164

Shareholder Interest
Net income	$500	$3	$1,407	$526
Net income per share	$1,029	$6	$2,894	$1,081

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Nine months ended September 30, 2026
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2025	-	486.4825	$(718)	$5,449	$4,731
Distributions		-	(70)	(393)	(463)
Net income	-	-	81	307	388
Balances, March 31, 2026	-	486.4825	$(707)	$5,363	$4,656
Distributions		-	(98)	(556)	(654)
Net income	-	-	131	600	731
Balances, June 30, 2026	-	486.4825	$(674)	$5,407	$4,733
Distributions		-	(86)	(488)	(574)
Net income	-	-	111	500	611
Balances, September 30, 2026	-	486.4825	$(649)	$5,419	$4,770

	Nine months ended September 30, 2025
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2024	-	486.4825	$(770)	$5,779	$5,009
Distributions		-	(30)	(167)	(197)
Net income	-	-	74	287	361
Balances, March 31, 2025	-	486.4825	$(726)	$5,899	$5,173
Distributions		-	(58)	(328)	(386)
Net income	-	-	65	236	301
Balances, June 30, 2025	-	486.4825	$(719)	$5,807	$5,088
Distributions		-	(37)	(214)	(251)
Net income	-	-	25	3	28
Balances September 30, 2025	-	486.4825	$(731)	$5,596	$4,865

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY U FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2026	2025

Cash flows from operating activities
Net income	$1,730	$690
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	509	465
Accretion expense	35	50
Changes in assets and liabilities:
Increase in production receivable	(93)	(24)
Increase in other current assets	(6)	(7)
Increase in due to operators	14	15
Decrease in accrued expenses	(5)	(4)
Settlement of asset retirement obligations	(400)	(176)
Net cash provided by operating activities	1,784	1,009

Cash flows from investing activities
Advance payments to operators for capital expenditures for oil and gas properties	-	(3)
Credits (capital expenditures) for oil and gas properties	36	(1,339)
Proceeds from insurance recovery	251	507
Proceeds from salvage fund	400	179
Increase in salvage fund	(427)	(264)
Net cash provided by (used in) investing activities	260	(920)

Cash flows from financing activities
Distributions	(1,691)	(834)
Net cash used in financing activities	(1,691)	(834)

Net increase (decrease) in cash and cash equivalents	353	(745)
Cash and cash equivalents, beginning of period	1,780	1,890
Cash and cash equivalents, end of period	$2,133	$1,145

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$-	$31

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2025 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2026.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During each of the three and nine months ended September 30, 2026 and 2025, there were no impairments of the Fund’s investment in Delta House.

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

	Nine months ended September 30,
	2026	2025
	(in thousands)
Balance, beginning of period	$1,741	$1,631
Liabilities settled	(400)	(176)
Accretion expense	35	50
Revision of estimates	157	95
Balance, end of period	$1,533	$1,600

During the nine months ended September 30, 2026, the Fund’s revision of estimate primarily related to the asset retirement obligation for the Diller Project’s Well #2 to be in line with operator estimate for the specific plug and abandonment operation to be performed for this well.  The offset to the increase in the asset retirement obligation was recorded to “Proved properties” on the Fund’s balance sheet. The operator began to plug and abandon this well in July 2026 which was completed in September 2026. The subsea plug and abandonment operation related to this well will be performed in the fourth quarter 2026.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During each of the three and nine months ended September 30, 2026 and 2025, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and nine months ended September 30, 2026 and 2025. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

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

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. During 2024, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included on the statements of operations within general and administrative expenses. Management reimbursement costs during each of the three and nine months ended September 30, 2026 and 2025 were $20 thousand and $60 thousand, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2026 were $0.1 million and $0.3 million, respectively. Distributions paid to the Manager during the three and nine months ended September 30, 2025 were $37 thousand and $0.1 million, respectively.

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

Capital Commitments

As of September 30, 2026, the Fund’s estimated capital commitments related to its oil and gas properties were $3.1 million (which include asset retirement obligations for the Fund’s projects of $2.1 million), of which $0.1 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Fund’s producing projects.

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

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2026 and December 31, 2025, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

During the nine months ended September 30, 2026, the Fund received the remaining insurance proceeds of $0.3 million related to the insurance claim on Marmalard well #5’s sidetrack operation that began in March 2025 and was completed in August 2025. The sidetrack operation was needed to resume the well’s production due to a downhole mechanical failure that occurred after the well was completed in 2024.

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

The measure of segment assets is reported on the balance sheet as total assets. The following table is a summary of segment information for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue
Oil and gas revenue	$943	$591	$2,785	$1,933
Less:
Depletion and amortization	160	164	509	465
Lease operating expense	92	111	307	317
Transportation and processing expense	24	20	72	59
Insurance expense	15	13	30	29
Workover expense	-	209	18	223
Other segment items	41	46	119	150
Net income	$611	$28	$1,730	$690

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

The Fund anticipates price cyclicality in its planning and believes it is well-positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2026 and 2025 and the effect of such average prices on the Fund’s results of operations.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2026	Budget	Status
		(in thousands)

Diller Project	0.88%	$3,775	$4,134	The Diller Project includes the development of two wells. Well #1 and Well #2 commenced production in 2015 and 2019, respectively. Well #1 is currently producing. Well #2 was permanently shut-in during 2023 and did not resume production. The operator began to plug and abandon this well in July 2026 which was completed in September 2026. The subsea plug and abandonment operation related to this well will be performed in the fourth quarter 2026. The Fund expects to spend $0.4 million for asset retirement obligations.
Marmalard Project	0.84%	$6,778	$8,671	The Marmalard Project includes the development of five wells. Four wells commenced production in 2015. Well #2 was shut-in since first quarter 2024 due to a mechanical issue. During third quarter 2025 a workover operation could not restore production from this well and it was plugged and abandoned in Q4 2025. Well #5, which commenced production in early January 2024 and was shut-in due to a downhole mechanical failure, returned to production in late August 2025 after a sidetrack operation was completed. Well #3 has been shut-in since December 2025 due to a mechanical issue. The Fund expects to spend $1.0 million for additional development costs and $0.9 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2026 and 2025, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue
Oil and gas revenue	$943	$591	$2,785	$1,933
Expenses
Depletion and amortization	160	164	509	465
Operating expenses	143	370	462	678
General and administrative expenses	66	61	192	196
Total expenses	369	595	1,163	1,339
Income (loss) from operations	574	(4)	1,622	594
Other income
Dividend income	5	4	15	14
Interest income	32	28	93	82
Total other income	37	32	108	96
Net income	$611	$28	$1,730	$690

Overview.  The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2026 and 2025. Natural gas liquid sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Number of wells producing	4	5	4	5
Total number of production days	368	338	1,090	1,057
Oil sales (in thousands of barrels)	10	9	29	27
Average oil price per barrel	$87	$64	$86	$67
Gas sales (in thousands of mcfs)	23	17	68	51
Average gas price per mcf	$3.62	$3.27	$3.88	$3.60

The production related increases noted in the table above were primarily attributable to the Marmalard Project. One well in the Marmalard Project, which had been shut in since early 2024 due to a downhole mechanical failure, resumed production in late August 2025 following the completion of a sidetrack operation. The increases were partially offset by a second Marmalard well that has been offline since December 2025. See additional discussion in the “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2026 was $0.9 million, an increase of $0.4 million from the three months ended September 30, 2025. The increase was attributable to increased oil and gas prices totaling $0.3 million coupled with increased sales volume totaling $0.1 million.

Oil and gas revenue during the nine months ended September 30, 2026 was $2.8 million, an increase of $0.9 million from the nine months ended September 30, 2025. The increase was attributable to increased oil and gas prices totaling $0.6 million coupled with increased sales volume totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2026 was $0.2 million. Depletion and amortization was relatively consistent during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Depletion and amortization during the nine months ended September 30, 2026 was $0.5 million, an increase of $44 thousand from the nine months ended September 30, 2025. The increase was attributable to an increase in production volumes totaling $71 thousand, partially offset by a decrease in the average depletion rate totaling $15 thousand and an adjustment to the asset retirement obligation related to a fully depleted property totaling $12 thousand during the nine months ended September 30, 2025. The decrease in the average depletion rates was primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Lease operating expense	$92	$111	$307	$317
Transportation and processing expense	24	20	72	59
Accretion expense	12	17	35	50
Insurance expense	15	13	30	29
Workover expense	-	209	18	223
	$143	$370	$462	$678

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($9.61 per barrel of oil equivalent or “BOE”) and $0.4 million ($10.08 per BOE) during the three and nine months ended September 30, 2026, respectively, compared to $0.1 million ($12.52 per BOE) and $0.4 million ($11.55 per BOE) during the three and nine months ended September 30, 2025, respectively.

Production costs were relatively consistent during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The decreases in production costs per BOE during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 were primarily attributable to increased production volumes in the Marmalard Project as Well #5 returned to production in late August 2025 after a sidetrack operation was completed

See “Overview” above for factors that impact oil and natural gas production.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2026 were $1.8 million, primarily related to revenue received of $2.7 million and interest income received of $0.1 million, partially offset by operating expenses of $0.4 million, the settlement of asset retirement obligations of $0.4 million and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities during the nine months ended September 30, 2025 were $1.0 million, primarily related to revenue received of $1.9 million and interest income received of $0.1 million, partially offset by operating expenses of $0.6 million, general and administrative expenses of $0.2 million and the settlement of asset retirement obligation of $0.2 million.

Investing Cash Flows

Cash flows provided by investing activities during the nine months ended September 30, 2026 were $0.3 million, primarily related to proceeds from the salvage fund of $0.4 million and proceeds from insurance recovery of $0.3 million, partially offset by investments in salvage fund of $0.4 million.

Cash flows used in investing activities during the nine months ended September 30, 2025 were $0.9 million, related to capital expenditures for oil and gas properties of $1.3 million, inclusive of advances, and investments in salvage fund of $0.3 million, partially offset by proceeds from insurance recovery of $0.5 million and proceeds from the salvage fund of $0.2 million.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2026 were $1.7 million, related to manager and shareholder distributions.

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

As of September 30, 2026, the Fund’s estimated capital commitments related to its oil and gas properties were $3.1 million (which include asset retirement obligations for the Fund’s projects of $2.1 million), of which $0.1 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Fund’s producing projects.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of September 30, 2026 and December 31, 2025, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its President and Partner and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Partner and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2026.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY U FUND, LLC

Dated:	November 3, 2026	By:	/s/	NILOY SHAH
			Name:	Niloy Shah
			Title:	President and Partner
(Principal Executive Officer)

Dated:	November 3, 2026	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

